Form 10QSB
period 1995-09-30
GLOBAL MAINTECH CORP
filed 1995-11-09
CIK 783738

U.S. Securities and Exchange Commission
Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1995


Commission File Number 0-14692

______________________________________________


GLOBAL MAINTECH CORPORATION
f/k/a Mirror Technologies, Incorporated


	      Minnesota                                     	41-1523657
State of Incorporation                    I.R.S. Employer Identification No.


9220 James Avenue South, Bloomington, MN 55431
Telephone Number:  (612)885-0400


______________________________________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      	No______


______________________________________________


On October 18, 1995 there were 47,851,806 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No

------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                          GLOBAL MAINTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                        September 30,        December 31,
                                            1995                1994
CURRENT ASSETS
 Cash and cash equivalents              $  116,295           $   24,309
  Accounts receivable, lees allowances
    for doubtful accounts and sales
    returns                                297,203              222,439
  Other receivables                          9,728               29,090
  Inventories                              420,630              573,612
  Prepaid expenses and other                29,917               19,551
                                        -------------        -------------
    Total current assets                   873,773              869,001

PROPERTY AND EQUIPMENT, NET                 66,203              849,932
                                        -------------        -------------

                                        $  939,976           $1,718,933

The accompanying notes are an integral part of these consolidated statements


                          GLOBAL MAINTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        September 30,        December 31,
                                            1995                1994
CURRENT LIABILITIES
  Accounts payable                      $  652,841           $  857,400
  Current portion interest bearing
    obligations                            624,788              588,304
  Mortgage note payable                          0              620,000
  Accrued liabilities
    Compensation and payroll taxes           8,097               19,992
    Interest                                26,565               24,163
    Other                                   29,948               73,895
  Deferred revenue                               0              148,000
                                        -------------        -------------
    Total current liabilities             1,342,239            2,331,754

LONG-TERM OBLIGATIONS
  Voting, convertible preferred stock
    - Series A, convertible into one
    common stock share for each pre-
    ferred share, no par value;
    4,439,900 shares authorized;
    4,439,370 shares issued and out-
    standing; total liquidity prefer-
    ence of outstanding shares -
    $1,665,000                              416,400                     0
  Common stock, no par value;
    245,560,100 shares authorized;
    47,851,806 shares issued and
    outstanding                                   0                   800
  Additional paid in capital                250,671                79,200
  Accumulated deficit                    (1,464,084)           (1,583,352)
                                       -------------         -------------
                                           (797,013)           (1,503,352)
                                       -------------         -------------
                                       $    939,976          $  1,718,933

The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION

                      CONSOLIDATED STAEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                        Nine Months Ended
                                       September 30,        December 31,        September 30,        December 31,
                                           1995                1994                 1995                1994
Net sales                              $   730,754          $  6,470,919        $ 5,999,012          $18,842,258

Cost of sales                              601,468             6,021,181          5,045,940           17,792,633
                                       -------------        -------------       -------------        -------------
      Gross profit                         129,286               499,738            953,072            1,049,625

Operating expenses
  Selling, general and administrative      375,230               466,603          1,131,252            1,554,979
                                       --------------        -------------      -------------        -------------
      Income (loss) from operations       (245,944)              (16,865)          (178,180)            (505,354)

Other income/(expense)
  Interest expense                         (30,395)              (88,560)          (104,074)            (288,955)
  Interest income                               65                     0              5,952                    0
  Amortization                              (2,359)                    0             (7,077)                   0
  Other, principally debt reduction        300,000                     0            406,947                    0
                                       --------------        -------------      -------------        -------------
      Total other income/(expense)         267,311               (88,560)           301,748             (288,955)
                                       --------------        -------------      -------------        -------------
      Pre-tax Income/(Loss)                 21,367              (105,425)           123,568             (794,309)

  Provision for income taxes                 1,800                     0              4,300                    0
                                       --------------        -------------      -------------        -------------
  NET INCOME/(LOSS)                    $    19,567           $  (105,425)       $   119,268          $  (794,309)

Net earnings/(loss) per common and
  common equivalent share:             $      0.00           $      0.00  (1)   $      0.00          $     (0.02) (1)
                                       --------------        -------------      -------------        -------------
Weighted average number of common
  and common equivalent shares
  outstanding                           46,221,371            46,221,371   (1)   42,776,381           42,776,381  (1)
                                       --------------        -------------      -------------        -------------

<F1>Net earnings/(loss) per share and weighted average number of common and common equivalent shares outstanding at September 30, 1994 for the three and nine month periods assume the merger between Global MAINTECH, Inc. and Global MAINTECH Corporation had occurred on January 1, 1994 for presentation purposes.

The accompanying notes are an integral part of these consolidated statements.


                          GLOBAL MAINTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                Nine Months Ended
                                        September 30,       September 30,
                                            1995                1994
Cash flows from operating activities:
  Net income/(loss)                     $  119,268          $ (614,309)
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activites:
    Depreciation and amortization           50,872              88,521
    Debt forgiveness                      (400,000)                  0
    (Gain) on sale of equipment             (8,173)                  0

    Changes in operating assets and
      liabilities:
      (Increase)/decrease accounts
         receivable                        (55,403)           (120,278)
      (Increase)/decrease inventories      152,982             132,375
      (Increase)/decrease prepaid
         expenses                           (3,827)             16,331
      Increase/(decrease) accounts
         payable                          (205,497)            (88,552)
      Increase/(decrease) accrued
         expenses                          (23,275)            (84,738)
      Increase/(decrease) deferred
         revenue                          (148,000)                  0
      Increase/(decrease) other             33,710                   0
                                        -------------        -------------
         Cash used by operating
           activites                      (487,343)           (670,650)

  Cash flows from investing activities:
    Proceeds/(payment) from sale/
      (purchase) of property and
      equipment                            743,389             (77,793)
    Net cash received in merger            637,071                   0
                                        -------------        -------------
         Cash provided/(used)by
           investing activites           1,380,460             (77,793)

   Cash flows from financing activities:
     Proceeds from issuance of Common
       stock                               150,000                   0
     Increase/(decrease) in short-term
       notes payable                       (62,641)            373,000
     Principal payments on mortgage note
       payable                            (620,000)                  0
     Increase/(reduction) of long-term
       notes payable                      (268,490)            306,589
     Dividend distribution                       0             (90,000)
                                        -------------        -------------
        Cash provided/(used) by
          financing activities            (801,131)            589,589
                                        -------------        -------------
        Net increase/(decrease) in cash     91,986            (158,854)

   Cash at beginning of period              24,309             149,103
                                        -------------        -------------
   Cash at end of period                $   116,295          $  (9,751)

The accompanying notes are an intergral part of these consolidated statements.

            FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

	Merger

 Effective January 1, 1995, MAINTECH, a company which brokers and sells parts for IBM mainframe computers as well as computer systems for monitoring large data centers, merged into the Company pursuant to the terms of an Agreement and Plan of Merger (the "Agreement") dated December 6, 1994, as amended. While the Company is the legal surviving entity, MAINTECH is considered the surviving entity for accounting and reporting purposes. Under the terms of the Agreement, each of the 80,000 shares of MAINTECH company issued 28,700,001 shares of common stock in exchange for all the outstanding capital stock of MAINTECH. The merger has been accounted for as though MAINTECH had issued 16,651,805 shares of its common stock and 4,439,370 of preferred stock to the Mirror shareholders for all of Mirror's net assets, principally cash.

	In addition, in connection with the merger, outstanding options of MAINTECH to purchase 68,214 shares of MAINTECH's common stock converted into the right to purchase approximately 24,472,006 shares of the Company's common stock at an exercise price of $.03 per share. Options covering 24,200,001 shares of the
Company's common stock will vest on June 1, 1999, or earlier, subject to the
Company attaining certain earnings levels.

	As a result of this merger, the former shareholders of MAINTECH hold unregistered stock comprising approximately 58 percent of the common stock and common stock equivalents of the Company and if the options to purchase common stock are exercised, these shareholders will hold approximately 70 percent of the outstanding shares of the Company. Two of the officers of MAINTECH were elected to the Board of Directors of the Company subsequent to the consummation of the merger.

	Basis of Presentation

	As a result of the merger described above, the consolidated financial statements represent the historical financial information of MAINTECH and include the accounts of Mirror since the date of the merger.

	The interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal recurring nature

	The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994. The audited financial statements of MAINTECH are presented in Form 8-K/A-1 dated January 4, 1995.

	Reclassifications

	Certain reclassifications have been made to the fiscal 1994 data to conform with the fiscal 1995 presentation.

	Common Equivalent Shares Outstanding

	The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and accordingly can expect to participate in the appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding include the 47,851,806 common stock outstanding and the preferred stock of 4,439,370 outstanding since its issuance on September
13, 1994.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       	RESULTS OF OPERATIONS


Results of Operations

 The financial statements that accompany this discussion show the operating results of the Company for the nine months ended September 30, 1995. These results include the operations of Global MAINTECH, Inc., a new subsidiary which is engaged in the mainframe computer business and computer monitoring and control systems. The Company had previously discontinued its operations, restructured its balance sheet and proceeded with its plans to merge with an operating company. As a result, the Company merged with Global MAINTECH, Inc. on January 1, 1995. Although Mirror is the surviving legal entity, the operations of MAINTECH are dominant and for accounting and reporting purposes MAINTECH is the reporting entity. In the second fiscal quarter, the Company's shareholders approved a name change to Global MAINTECH Corporation (the "Company") from Mirror Technologies, Incorporated.

	Net cash used in operations for the nine month period ended September 30, 1995 was approximately $500,000. Cash was generated from net income for the nine month period ended September 30, 1995 of approximately $120,000. In addition, cash was provided from  a decline in inventory. Cash was used to reduce accounts payable and accrued expenses of approximately $230,000, to reduce deferred revenue of $148,000 and to increase accounts receivable of approximately
$60,000. In addition, debt forgiveness of $400,000 which is included in net income, is a non-cash event. Cash was provided by an intercompany advance of
$615,000 from the parent company accounts.

	Sales for the three months ended September 30, 1995 were approximately $730,000 compared to sales of $6.5 million of MAINTECH in the same three month period ended September 30, 1994, and $6.0 million for the nine months ended September 30, 1995 compared to sales of $ 18.8 million in the same nine month period ended September 30, 1994 when MAINTECH was not a part of the Company. The decrease in sales was partially by design. The MAINTECH sales in both periods were primarily derived from trading in used mainframe computers. The gross margin on these trading revenues was approximately 8.4% in the first three quarters ended September 30, 1995 versus approximately 5.5% in the first three quarters ended September 30, 1994. The Company chose to be more selective with its computer trading in an effort to increase profitablility. However, total sales from trading particularly in the second and third quarters ended September 30, 1995 were below expectations. Management attributes this to secular changes in the brokerage marketplace primarily caused by new pricing strategies of the market leader, IBM. Also in the first three monthly periods in 1995, the Company recorded sales of $166,000, $150,000 and $150,000, respectively from non-trading activities. The $166K is due to the sale of certain data base maintenance programs and the two $150K transactions represent the first sales of the new Intelligent Console System. No similar sales were recorded by MAINTECH in the prior nine month period ended September 30, 1994. The total gross profit for the third quarter ended September 30, 1995 was approximately 18% versus 7% in the same three month period ended September 30, 1994 and for the nine months ended September 30, 1995 and 1994 was approximately 16% and 6%, respectively.

	Selling and general and administrative costs for the three months ended September 30, 1995 were approximately $375,000 compared to approximately $470,000 for the same three month period ended September 30, 1994. For the nine months ended September 30, 1995 selling and general and administrative costs were approximately $1.1 million compared to approximately $1.5 million for the nine months ended September 30, 1994. This $95,000 decline in the second quarter is almost entirely due to a decline in salaries which is the result of a reduction in personnel and the second successive reduction reduction of 50%
in executive salaries effective June 1 through July 15, 1995. The $400,000 decline in the nine month period ended September 30, 1995 is substantially due to salaries, as explained above and partially related to declines in travel and entertainment, depreciation expense and insurance. The decline in travel and entertaniment is related to cost controls to some extentbut more particularly to substantial business development travel in the prior year with the British and Japanese prospective business relationships developed by MAINTECH. The decline in depreciation expense is a function of the double declining depreciation method used by the Company. And the decline in insurance expense is related to reduced keyman coverage and reduced general insurance expense which varies with the sales activity. One expense category-legal and professional-has increased over the prior three month and nine month periods ending September 30, 1995. This increase is related to legal expenses primarily incurred from the settlement of a legal suit described elsewhere in this Form 10-Q, the costs of the annual meeting of the public company. (MAINTECH was privately held in the prior year) and consulting costs incurred incurred in the development of the ICS product.

	Non-operating expenses in the third quarter ended September 30, 1995 primarily include debt reduction, and interest expense. Two officers of the Company agreed to reduce the remaining portion of the subordinated notes payable due to these officers. Interest expense includes accrued interest on the Company's

Company's convertible subordinated debentures, notes payable to vendors, a bank, and individuals. Interest expense declined primarily due to a decline in the total debt outstanding during the comparable periods.

	Cash provided by investing activities of approximately $1,380,000 reflects the proceeds received from the sale of the building formerly occupied by MAINTECH and cash received in the merger with Global MAINTECH Corporation (formerly,
Mirror Technologies). Both the merger and the building sale occurred in January
1995. The Company sold the office and warehouse owned by MAINTECH producing net cash after payment of the mortgage on the property of approximately $125,000.
Cash was used for investing activities in the prior year's nine month period ended September 30, 1994 due to the acquisition of office equipment.

	Cash was used by financing activities primarily due to the sale of MAINTECH's building in January 1995 a substantial portion of which was used to repay the mortgage note payable. In addition, cash was used to reduce other notes payable of the Company. Cash of $150,000 was raised by the sale in late August
1995 of 2.5 million shares at $.06 per share of common stock to a Japanese company affiliated with the ICS product. In the prior year's nine month period ended September 30, 1994 MAINTECH raised cash solely through the issuance of notes payable previously described.

Liquidity and Capital Resources

	As of September 30, 1995, the Company had negative working capital of approximately $470,000. The negative working capital is primarily due to a note in the amount of $250,000 on which the Company is not making any principal payments. This note, which is due later in the calendar year is secured by parts inventory and as a result the Company is currently not making any principal payments. One other note included in current liabilities in the amount of approximately $190,000 has smaller monthly principal an cash flow contraints the Company has been delinquent on the monthly principal and interest payments since June 1995. The Company intends to renegotiate or convert to equity a portion of each of these notes.

	The Company recognizes its cash flow is currently insufficient to make timely payment on these notes and has begun discussions to convert a portion of these notes to equity. These discussions are expected to include a partial payment of principal on the associated debt. As part of these discussions the
Company has suspended making interest payments on all notes payable except one payable to a bank. During July a principal payment on this bank note of nearly $18,000 was paid by an officer of the Company who has guaranteed the note and the Company subsequently repaid this officer. The Company was also delinquent in its interest payment of approximately $16,000 due on July 1 on its convertible subordinated debentures. This $16,000 was paid in August.
Accordingly, the Company is or has been in interest or principal payment default on notes and debentures with a total principal of approximately $737,000.

	During the nine months ended September 30, 1995, the Company used its cash to reduce current liabilities and in other cases established new payment terms on certain other liabilities which it is now attempting to renegotiate. Cash was used primarily to reduce accounts payable and to fund an increase in accounts receivable. The decrease in deferred revenue was largely funded by an decline in inventory. In the prior nine month period ended September 30, 1994 MAINTECH used cash from its financing activities primarily to fund operating losses, to reduce accounts payable and to fund an increase in accounts receivable not offset by the decrease in inventories.

	In June 1995 the Company settled a lawsuit commenced in 1993 by a competitor of
MAINTECH. While the Company strongly contested the lawsuit and encouraged scheduling a summary judgment hearing, it agreed to settle at an amount less than the estimated legal costs associated with the scheduled court procedures.
The Company agreed to pay $45,000 to the counterparty $5,000 of which was paid in June. The remaining $40,000 is payable in six  equal monthly installments beginning August 1, 1995 and the Company has continued to make these payments as they become due.

	The Company's results from operations, particularly in the three month period ended September 30, 1995 indicate additional capital will be needed to sustain future operations. This is substantially due to the decrease in revenues in the mainframe trading activities and partially due to development costs of its computer monitoring and control systems activities. For this reason, the Company will seek to renegotiate and convert to equity additional portions of its debt. The Company will also seek additional forgive the debt or that additional sources of new capital will be found. If the Company does not succeed in one or both of these areas, the affect on the business could be material and adverse. During the most recent three month quarter ended September
30, 1995 the Company has borrowed from time to time against its accounts receivable from its principal bank and may continue to do so in the future.
As of September 30, 1995, the Company had no debt outstanding from its principal bank. On October 27,1995 the Company borrowed $150,000 from this bank which is secured on an interchangeable basis by either an assignment of particular accounts receivable or an individual guarantee by an officer of the Company.

	The Company has recently begun to focus its activities in the computer monitoring and control systems operations and to de-emphasize its computer mainframe trading operations. In the recent quarter ended September 30, 1995 the Company completed the requirements to fulfill the delivery and installation under the initial $300,000 contract described in the June 30, 1995 Form 10-Q. This customer has recently informed the Company it will need to expand this initial contract before year-end and orders for another $620,000 were received after September 30, 1995. In conjunction with the reduced activity in the mainframe trading operations, the Company laid off its three field engineers effective July 31, 1995 and will concentrate on the brokerage of used mainframes without providing engineering services. This action conforms the Company to the trend prevalent throughout this industry.

	The acquisition activities of the Company have been hampered by the  minimal earnings of the Company and the effect these results have on the Company's ability to meet its installment payments under the notes payable. The Company has been unable to negotiate a purchase or merge with several other companies using the Company's unissued Common Stock. The Company will need to adjust its capital structure to fit the earnings capability of the Company before it will be able to diversify its business activities.

	The liquidity and capital resources of the Company are diminished as a result of the operating performance in the recent quarter ended September 30, 1995. In addition, the marketplace has helped shift the source of future earnings from mainframe trading operations to the new computer monitoring and control systems.
As a result, the capital structure of the Company needs to be re-adjusted to this new business focus. The Company's ability to renegotiate or convert portions of its notes payable and to attract modest amounts of additional capital to facilitate these negotiations is uncertain, as is the timing of the new sales of the computer monitoring and control systems business. While the
Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its lenders.

--------------------------------------------------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.	LEGAL PROCEEDINGS
	Effective June 1, 1995 the Company settled a lawsuit commenced in 1993 by a competitor of MAINTECH. The suit alleged the Company misappropriated trade secrets and tortiously interfered with the employment contracts of certain of the competitor's employees. The competitor commenced this suit as a debtor in possession as part of an advisory proceeding connected with bankruptcy proceedings. In early 1995 the competitor's counsel on behalf of the trustee in bankruptcy made a formal settlement demand of $326,140. Both the Company and its insurer rejected the settlement offer and chose to proceed with a summary judgment motion to dismiss the competitor's claims. Subsequently, the Company's insurer withdrew further coverage when it learned the competitor had dropped a claim which required coverage by the Company's insurer. The Company then chose to delay the summary judment motion and sought to settle the remaining claims.
The final settlement was for $55,000, $10,000 of which was paid by three individuals, one of whom is an officer of the Company, $5,000 was paid by the
Company and $40,000 is payable in six equal monthly installments beginning
August 1, 1995. At the request of the counterparty, the monthly installment note was singed by Robert E. Donaldson as an individual and guaranteed by the
Company. The bankruptcy court issued an order dismissing the adversary proceedings with prejudice.

	The Company received a favorable summary judgment in October 1995 regarding the other lawsuit outstanding stemming from 1988 involving the parent company.
In the matter of FMT, Inc. vs. Mirror Technologies, Inc., the Company
believed the best course of action was to request a summary judgment rather than attempt to settle out of court. The Company's strategy was affirmed when it received a favorable decision from the court dismissing the complaint with prejudice in its entirety. The Company expects no further action will be taken with regard to this lawsuit.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	A.	The Company is or has been more than thirty days in default on interest payments on the following notes payable due as of September 30, 1995:

                                                                  Amount of
		Type of Security	  	Amount of Debt 	Type of Default			          Arrearage
		senior note payable	$190,246	      	non-payment of installment		$41,067
		senior note payable	$250,000	      	non-payment of interest		  	$ 5,521
		convertible subord-
	   inated debentures $296,750	      	non-payment of interest   		$16,321


SIGNATURES



		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        			GLOBAL MAINTECH CORPORATION



November 9, 1995                       	By:/s/James Geiser
                                        			Chief Financial and
                                           Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 9, 1995	                      	By:/s/David McCaffrey
                                        			Chief Executive Officer