Form 10QSB/A
period 1995-09-30
GLOBAL MAINTECH CORP
filed 1995-12-14
CIK 783738

U.S. Securities and Exchange Commission
Washington, D.C. 20549



FORM 10-QSB/A-1




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


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GLOBAL MAINTECH CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                                       (Unaudited)

ASSETS



                                   September 30,        December 31,
                                       1995                 1994
CURRENT ASSETS
  Cash and cash equivalents        $    116,295         $    24,309
  Accounts receivable, less
    allowances for doubtful
    accounts and sales returns          297,203             222,439
  Other receivables                       9,728              29,090
  Inventories                           420,630             573,612
  Prepaid expenses and other             29,917              19,551
                                   ____________         ____________
        Total current assets            873,773              869,001

PROPERTY AND EQUIPMENT, NET              66,203              849,932
                                   ____________         ____________
                                   $    939,976         $  1,718,933

The accompanying notes are an integral part of these consolidated statements.

                               GLOBAL MAINTECH CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                    September 30,        December 31,
                                        1995                1994
CURRENT LIABILITIES
  Accounts payable                  $    652,841         $    857,400
  Current portion interest
    bearing obligations                  624,788              588,304
  Mortgage note payable                        0              620,000
  Accrued liabilities
    Compensation and payroll taxes         8,097               19,992
    Interest                              26,565               24,163
    Other                                 29,948               73,895
  Deferred revenue                             0              148,000
                                    ____________         ____________
Total current liabilities              1,342,239            2,331,754

LONG-TERM OBLIGATIONS
  Notes payable and other
    interest bearing obligations          98,000              490,531
  Subordinated notes payable to
    officers                                   0              400,000
  Convertible subordinated debentures    296,750                    0
                                    ____________         ____________
           Total liabilities           1,736,989            3,222,285

STOCKHOLDERS' EQUITY (DEFICIT)
  Voting, convertible preferred
    stock - Series A, convertible
    into one common stock share
    for each preferred share,
    no par value; 4,439,900
    shares authorized;4,439,370
    shares issued and outstanding;
    total liquidation preference of
    outstanding shares-$1,665,000       416,400                     0

  Common stock, no par value;
    245,560,100 shares authorized;
    47,851,806 shares issued and
    outstanding                                0                  800

  Additional paid in capital             250,671               79,200

  Accumulated deficit                 (1,464,084)          (1,583,352)
                                    ____________         ____________
                                        (797,013)          (1,503,352)
                                    ____________         ____________
                                    $    939,976         $  1,718,933

The accompanying notes are an integral part of these consolidated statements.

                             GLOBAL MAINTECH CORPORATION

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)
                      Three Months Ended              Nine Months Ended
                         September 30                   September 30
                      1995           1994            1995           1994
Net sales         $    730,754   $  6,470,919    $  5,999,012   $ 18,842,258

Cost of sales          601,468      6,021,181       5,045,940     17,792,633
                  ____________   ____________    ____________   ____________

Gross profit           129,286        449,738         953,072      1,049,625

Operating expenses

  Selling, general
   and administrative  375,230        466,603       1,131,252      1,554,979
                  ____________   ____________    ____________   ____________
Income (loss) from
 operations           (245,944)       (16,865)       (178,180)      (505,354)

Other income/(expense)
  Interest expense     (30,395)       (88,560)       (104,074)      (288,955)
  Interest income           65              0           5,952              0
  Amortization          (2,359)             0          (7,077)
  Other, principally
   debt reduction      300,000              0         406,947              0
                  ____________   ____________    ____________   ____________
     Total other
 income/(expense)      267,311        (88,560)        301,748       (288,955)
                  ____________   ____________    ____________   ____________
 Pre-tax
  Income/(Loss)         21,367       (105,425)        123,568       (794,309)

Provision for income
  taxes                  1,800              0           4,300              0
                  ____________   ____________    ____________   ____________
NET INCOME/(LOSS) $     19,567   $   (105,425)   $    119,268   $   (794,309)


Net earnings/
  (loss) per
  common and
  common equiva-
  lent share:     $       0.00   $    (0.00) (1) $       0.00   $      (0.02)(1)
                  ____________   ____________    ____________   ____________


Weighted average
 number of
 common and
 common equivalent
 shares out-
 standing           46,221,371     46,221,371 (1)  42,776,381     42,776,381 (1)

<F1> Net earnings/(loss) per share and weighted average number of common and common equivalent shares outstanding at March 31 and June 30, 1994 assume the merger between Global MAINTECH, Inc. and Global MAINTECH Corporation had occurred on January 1, 1994 for presentation purposes.

The accompanying notes are an integral part of these consolidated statements

                               GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                  Nine Months Ended
                                                       September 30,
                                                  1995               1994
Cash flows from operating activities:

  Net income (loss)                       $    119,268       $   (614,309)

    Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
        Depreciation and amortization           50,872             88,521

        Debt forgiveness                      (400,000)                 0
        (Gain) on sale of equipment             (8,173)                 0

        Changes in operating assets and
          liabilities:
        (Increase)/decrease in:accounts
          receivable                           (55,403)          (120,278)
        (Increase)/decrease in:inventories     152,982            132,375
        (Increase)/decrease in:prepaid
          expenses                              (3,827)            16,331
        Increase/(decrease) in:accounts
          payable                             (205,497)           (88,552)
        Increase/(decrease) in:accrued
          expenses                             (23,275)           (84,738)
        Increase/(decrease) in:deferred
          revenue                             (148,000)                 0
        Increase/(decrease) in:other            33,710                  0
                                          ____________       ____________

  Cash used by operating activities           (487,343)          (670,650)

Cash flows from investing activities:
  Proceeds/(payment) from sale/
    (purchase) ofproperty and equipment        743,389            (77,793)
  Net cash received in merger                  637,071                  0
                                          ____________       ____________
  Cash provided/(used) by investing
    activities                               1,380,460            (77,793)
                                          ____________       ____________

Cash flows from financing activities:
  Proceeds from issuance of Common Stock       150,000                  0
  Increase/(decrease) in short-term notes
    payable                                    (62,641)           373,000
  Principal payments on mortgage note
    payable                                   (620,000)                 0
  Increase/(Reduction) of  long-term notes
    payable                                   (268,490)           306,589
  Dividend distribution                              0            (90,000)
                                          ____________       ____________
  Cash provided/(used) by financing
    activities                                (801,131)           589,589


Net increase/(decrease) in cash                 91,986           (158,854)

Cash at beginning of period                     24,309            149,103
                                          ____________       ____________

Cash at end of period                     $    116,295       $     (9,751)


The accompanying notes are an integral part of these consolidated statements.

FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       (Unaudited)

Merger

Effective January 1, 1995, MAINTECH, a company which brokers and sells parts for IBM mainframe computers as well as computer systems for monitoring large data centers, merged into the Company pursuant to the terms of an Agreement and Plan of Merger (the "Agreement") dated December 6, 1994, as amended. While the Company is the legal surviving entity, MAINTECH is considered the surviving entity for accounting and reporting purposes. Under the terms of the Agreement, each of the 80,000 shares of MAINTECH common stock outstanding was converted into 358.75 shares of the Company's common stock. As a result, the Company issued 28,700,001 shares of common stock in exchange for all the outstanding capital stock of MAINTECH. The merger has been accounted for as though MAINTECH had issued 16,651,805 shares of its common stock and 4,439,370 of preferred stock to the Mirror shareholders for all of Mirror's net assets, principally cash.

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


                                            			GLOBAL MAINTECH CORPORATION



December 14, 1995	                              By:/s/ James Geiser
		                                               	Chief Financial and
                                                  Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




December 14, 1995		                              By:	/s/ David McCaffrey
                                                    Chief Executive Officer