Form 10KSB40
period 1995-12-31
GLOBAL MAINTECH CORP
filed 1996-03-29
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-14692

                          GLOBAL MAINTECH CORPORATION
                    f/k/a MIRROR TECHNOLOGIES, INCORPORATED

      MINNESOTA                                           41-1523657
State of Incorporation                        I.R.S. Employer Identification No.

                             6468 City West Parkway
                            Eden Prairie, MN  55344
                                 (612) 944-0400

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [x]

The Company's revenues for the Fiscal Year Ended December 31, 1995 totaled $1,173,744.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1996 was approximately $2,100,000 based upon the closing bid price on the OTC Bulletin Board on that date. The number of shares of the Company's no par value common stock outstanding as of March 1, 1996 was 45,185,139.

Transitional Small Business Disclosure Format (Check One):

                                Yes       No  X
                                    ---      ---

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1995 are incorporated by reference in part III



COPIES OF THE COMPANY'S FORMS 10-KSB, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED FREE OF CHARGE FROM JAMES GEISER AT THE COMPANY, 6468 CITY WEST PARKWAY, EDEN PRAIRIE, MINNESOTA 55344, PHONE 612-944-0400

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

General

     The Company was incorporated under the laws of the State of Minnesota in 1985 as Computer Aided Time Share, Inc. In September 1989, in connection with the Company's merger with Mirror Technologies, Incorporated, the Company's name was changed to Mirror Technologies, Incorporated ("Mirror"). As of March 1, 1996/December 31, 1995, the Company had no paid employees for a period of over one year and its principal subsidiary, Global MAINTECH, Inc., formerly MAINTECH Resources, Inc., a Minnesota corporation ("MAINTECH"), had six paid employees as of March 1, 1996.

     At the Company's annual shareholders meeting on May 15, 1995, the shareholders approved, among other things, the change of its name to Global MAINTECH Corporation from Mirror Technologies, Incorporated.

     Effective January 1, 1995, the Company merged with MAINTECH (the "Merger"), pursuant to the terms of an Agreement and Plan of Merger, dated December 6, 1994, as amended (the "Agreement"), among the Company, Mirror Consolidation Company, a Minnesota corporation and wholly owned subsidiary of Mirror ("Mirror Subsidiary"), and MAINTECH. Under the terms of the Agreement, each share of MAINTECH's common stock was converted into 358.75 shares of the Company's common stock. As a result, the Company issued 28,700,001 shares of common stock in exchange for all of the outstanding capital stock of MAINTECH. MAINTECH had four operating units all related to the IBM mainframe computer business which included engineering, brokerage, parts and services to users of IBM mainframe computers ("Brokerage") and a start up unit engaged in the development of software and the sale of a hardware product when sold in combination is designed to automate the operation of large corporate data centers ("ICS").

     Effective December 31, 1995, the Company sold its Brokerage business, including over $400,000 in related inventory, to one of the Company's former executives. The Company recorded losses from discontinued operations of approximately $600,000 in connection with the Brokerage business including a loss on the sale. The effect of this loss was partially offset by debt forgiveness of $400,000 by two of the Company's executive officers which was recorded as additional paid-in-capital.

     Global MAINTECH, Inc., a wholly owned subsidiary of the Company, is the operating entity resulting from the Merger. For the fiscal years 1992, 1993 and 1994 the majority of the Company's activity had been in buying and selling used IBM mainframes, parts and features. During this time the Company changed its business strategy and began to maintain and monitor computer equipment in large data centers. In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, the Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the
U. S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code. The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Intelligent Console System or ICS, in the data centers of a large industrial and financial company.

     The ICS is a tool designed to automate many of the processes associated with the physical and operational attributes of mainframe-based data centers. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. ICS users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

     The ICS competes with internal monitoring systems (which monitor certain pieces of hardware internally) sold by other companies. Sales of internal monitoring systems within the U.S. were estimated at $700 million for 1994. It is believed the market recently has been expanding at a rapid rate, growing over 30% in recent years. The Company believes the ICS is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software that enables computers that contain different processors to be linked together. The Company has adapted the ICS and coupled it with proprietary software to form an enterprise computing management system. The market size for computer networking systems, which is one segment of the enterprise computing system market, is $15 billion per year within the U.S. The ICS can also be used to monitor and control desktop and mid-range servers.

     As a result of discontinuing the Brokerage operations the Company is now engaged solely in the business of manufacturing and selling computer systems that monitor and control large computer data centers. This new business generated over 90% of the Company's revenue in 1995 from one customer. While this concentration on one customer is significant, the Company believes that the credit risk is minimal due to the superior credit worthiness of this customer.

ITEM 2. DESCRIPTION OF PROPERTY.

     MAINTECH conducts its business in a 3,100 square foot office at 6468 City West Parkway, Eden Prairie, MN 55344. The lease for this facility provides for monthly payments through July 31, 1998 without extension or renewal. The parent company also conducts business in a 400 square foot office facility located at 63 South Ninth Street, suite 450, Minneapolis, MN 55402. This facility is leased under a rent-free operating lease. This lease can be terminated by either party with 30 days notice. The Company is responsible for utilities, insurance, and other operating expenses.

ITEM 3. LEGAL PROCEEDINGS.

     On February 21, 1996, MFP Technology Services Inc. ("MFP") commenced a suit against Global MAINTECH, Inc. in Hennepin County District Court for the State of Minnesota. The suit alleges breach of contract arising out of actions occurring in 1994. MFP was the owner of an IBM mainframe which the Company purchased in its computer brokerage business. This contract was subsequently renegotiated to defer payment for the computer. MFP is seeking collection of approximately $100,000 it claims is owed under a contract executed in 1994 in the original amount of $377,000. The Company has recorded liabilities as of December 31, 1995 equal to the claim by MFP. The Company has not responded to this action but intends to contest this claim. The Company currently is consulting with legal counsel with respect to this matter. Management of the Company believes that if the Company was held liable for the claimed amount, such a decision would not have a material adverse effect on the Company's financial position, however it would adversely affect its liquidity and cash flow.

     The Company is not a party to any other material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1995.

                                    PART II
                                    -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "GBMT". Prior to May 26, 1995, the Company's common stock traded under the symbol "MIRR". Until June 23, 1994, the Company's common stock traded on the Nasdaq Small Cap Market.

     The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 1995 and 1994. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                         YEAR ENDED DECEMBER 31, 1995
                                         Common Stock
                         Quarter         Low    High
                         ----------------------------
                         First           $0.06  $0.13
                         Second           0.05   0.11
                         Third            0.03   0.08
                         Fourth           0.04   0.09


                         YEAR ENDED DECEMBER 31, 1994
                                         Common Stock
                         Quarter         Low    High
                         ----------------------------
                         First           $0.16  $0.38
                         Second           0.19   0.28
                         Third            0.09   0.25
                         Fourth           0.06   0.13


     As of March 1, 1996, the Company had 494 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the forseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results of the Company for the years ended December 31, 1995 and 1994. These results include the operations of Global MAINTECH, Inc., a new subsidiary which had been engaged in certain aspects of the mainframe computer business (Brokerage). In December 1995, the Brokerage business was discontinued. The Company continues in the computer monitoring and control systems business. The Company, prior to its merger with MAINTECH had discontinued all of its operations, restructured its balance sheet and planned to merge with an operating company. As a result, the Company merged with Global MAINTECH, Inc. effective January 1, 1995. Although Mirror is the surviving legal entity, for accounting and reporting purposes, MAINTECH is the reporting entity. In the second fiscal quarter of 1995, the Company's name was changed to Global MAINTECH Corporation (the "Company") from Mirror Technologies, Incorporated.

     Net cash used in operating/discontinued activities for the year ended December 31, 1995 was approximately $650,000 compared to $485,000 in the year ended December 31, 1994. Cash was used to reduce various short term liabilities including accounts payable and deferred revenue of approximately $200,000. Cash was also used to fund an increase in accounts receivable. The net loss includes non-cash charges for depreciation and amortization of approximately $76,000, and a loss on disposal of discontinued operations of approximately $420,000. Cash was provided to MAINTECH by an intercompany advance of approximately $713,000 from its parent.

     Sales from continuing operations for the year ended December 31, 1995 were approximately $1,174,000 compared to sales of continuing operations of $56,000 of MAINTECH in the year ended December 31, 1994. Continuing sales for the current year ended December 31, 1995 reflect business activity generated by the new business unit, known as the Intelligent Console System or ICS unit. ICS unit sales were just over $1,000,000 with additional sales of approximately $160,000 coming from the Company's remote support facility business. In the year ended December 31, 1994, the remote support facility, which is the only continuing business from fiscal year 1994, generated approximately $56,000 in revenue. The remote facility revenue is related to a remote monitoring process whereby a warning call is initiated by an IBM mainframe when the internal operating software detects a problem. After the Company began to focus on the ICS unit, it reduced its activities in the remote support facility business unit. As a result, further growth in remote support facility revenues is not expected. In the 1995 fiscal year, the gross margin improved substantially due to sales of ICS units and a one-time sale of $166,000 of certain data base maintenance programs. No comparable sales were recorded in the fiscal year ended December 31, 1994.

     Selling, general and administrative costs for the year ended December 31, 1995 were approximately $765,000 compared to approximately $840,000 for the same period in the prior year. This $75,000 decrease is primarily due to decreases in utilities, depreciation, building rent and insurance expenses. The decrease in utilities, building rent and insurance is related to closing an office in Texas and reduced activities at the corporate level. The decline in depreciation is a function of the depreciation rate decline when using the double declining method. These decreases were partially offset by increases in corporate governance expenses associated with a public company (MAINTECH was privately held in the prior year). Research and development expenses in 1995 relate to the development of the ICS unit and comprise salaries and consulting fees for programming expertise.

     Non-operating expenses in the year ended December 31, 1995 primarily consisted of interest expense. The decrease is partially due to the elimination of the subordinated notes payable to two officers of the Company and the payment of mortgage debt after the sale of a building owned by MAINTECH. Interest expense includes accrued interest on the Company's convertible subordinated debentures, notes payable to vendors, a bank, and individuals. Total debt outstanding declined approximately $1.2 million from 1994 to 1995.

     Cash provided by investing activities of approximately $1,400,000 reflects the proceeds received from the sale of the building formerly occupied by MAINTECH and cash received in the merger with Global MAINTECH Corporation (formerly, Mirror Technologies). Both the merger and the building sale occurred in January 1995. The Company sold the office and warehouse owned by MAINTECH producing net cash after payment of the mortgage on the property of approximately $125,000. Cash was used for investing activities in the year ended December 31, 1994 due to the acquisition of office equipment.

     Cash was used by financing activities partially due to the sale of MAINTECH's building in January 1995, a substantial portion of which was used to repay the mortgage note payable and to reduce other notes payable of the Company. Cash was raised through the sale of common stock at $0.06 per share as follows: (i) by the sale in late August 1995 of 2.5 million shares to a Japanese company affiliated with the ICS product; (ii) by sale pursuant to a private placement memorandum in November and December 1995 in the approximate amount of $200,000; and, (iii) by the conversion of $100,000 of debt to common shares. In the year ended December 31, 1994, MAINTECH raised cash solely through the net issuance of notes payable as previously described. In the year ended 1994 cash was used to pay monthly dividends when MAINTECH was a privately held company.

Liquidity and Capital Resources

     As of December 31, 1995, the Company had negative working capital of approximately $1,019,000 compared to negative working capital of $2,037,000 in the year ended December 31, 1994. The negative working capital as of December 31, 1995 is primarily due to notes payable of $479,000 and the Company's convertible subordinated debentures of approximately $262,000. The scheduled payment of a $190,000 note payable is currently being renegotiated. The remaining notes payable have scheduled payments throughout the next fiscal year and the convertible subordinated debentures have a due date of July 1, 1996. The remaining negative working capital is related to certain large accounts payable to Brokerage vendors and the Japanese vendor for the ICS unit. The Company's vendors have been cooperative throughout the year and it is believed payment schedules for these accounts payable will continue to be worked out in 1996 to match the Company's ability to pay. However, there can be no assurance that the Company will be able to continue to enjoy the forbearance of its creditors and in the event the Company is unable to do so, it may have a material adverse effect on the Company's operations. Due to cash flow constraints the Company has been delinquent under each of the above mentioned contractual liabilities and has been slow to pay certain of its accounts payable at various times since June 1995. As of December 31, 1995 the Company is delinquent under the terms of the $190,000 note payable. The holder of this note has declined to exercise its rights under the note during the renegotiations. The Company expects to conclude these negotiations successfully and expects its working capital will then be sufficient to support cash requirements to June 30, 1996 without obtaining additional sources of capital. However, there can be no assurance that the Company will be successful in these negotiations and in the event the Company is unable to do so, it may have a material adverse effect on the Company's operations.

     During the 1995 fiscal year the Company renegotiated the payment terms for two of its notes payable. One note holder converted $100,000 of his note into common stock at a conversion price of $.06 per share. Also during the current fiscal year, subordinated debt of $400,000 was forgiven by two of the Company's executive officers and recorded as additional paid-in-capital. The Company's assets are insufficient to satisfy the existing debt schedule. It is believed additional sales of the ICS units will also enhance the Company's ability to raise capital to replace some of its maturing debt. However, no assurances can be given that these events will transpire in accordance with expectations.

     During the year ended December 31, 1995, the Company used its cash to reduce current liabilities and established new payment terms on certain other liabilities. Cash was used primarily to reduce accounts payable and deferred revenue and to fund an increase in accounts receivable. The cash used by operating activities was funded entirely by cash advances pursuant to an intercompany note from the Company's parent of approximately $713,000. Cash generated from the sale of assets, primarily related to the building sale, and from the issuance of common stock, was used to reduce mortgage and notes payable of approximately $1.2 million. In the year ended December 31, 1994, MAINTECH used cash from its financing activities primarily to fund operating losses, not funded from increases in accounts payable, accrued liabilities and a reduction of inventory

     In June 1995, the Company settled a lawsuit commenced in 1993 by a competitor of MAINTECH. While the Company strongly contested the lawsuit, it agreed to settle the lawsuit at an amount less than the estimated legal costs associated with the scheduled court procedures. The Company paid $45,000 to the counterparty during 1995.

     The Company's losses from discontinued operations and its remaining debt obligations, indicate additional capital will be needed to fund the Company's ongoing operations. The Company believes increased sales of its ICS product will provide operating capital to satisfy some of these requirements. However, it is likely additional capital will be needed to satisfy all the obligations as they become due. There can be no assurance that either sufficient sales increases will occur or that additional sources of new capital will be found. If the Company does not succeed in one or both of these areas, the affect on the business could be material and adverse. During the last six months of the year ended December 31, 1995, the Company borrowed from time to time against its accounts receivable from its principal bank and may continue to do so in the future. As of December 31, 1995, the Company had no debt outstanding from its principal bank.

     During 1995, the Company began to focus its activities on the computer monitoring and control systems operations and to reduce its Brokerage operations. In 1995, the Company discontinued and, effective December 31, 1995, sold its Brokerage operations. In the last six months of 1995, the Company completed the requirements to fulfill the delivery and installation of three ICS units to a large industrial and financial company.

     The liquidity and capital resources of the Company have been diminished as a result of the discontinued operations and a substantial portion of the accounts payable and current interest bearing obligations that remain with the Company as of December 31, 1995 relate to the Brokerage activities not assumed by the buyer of the discontinued operations. The Company's ability to renegotiate or convert portions of its notes payable and to attract additional capital to facilitate these negotiations is uncertain, as is the timing of the new sales of ICS units. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its lenders.

Recent Developments

  The Company recently entered into a contract with Burlington Northern Railroad Company to provide four ICS units. Delivery of the ICS units will occur in the Company's first and second fiscal quarters. The purchase price for the ICS units totals $800,000. Under the terms of the contract, the Company will provide both software and hardware maintenance for which the Burlington Northern Railroad Company will pay a monthly maintenance fee on a per unit basis beginning the month following installation.

ITEM 7. FINANCIAL STATEMENTS.

                            Index to Financial Data
                                                                     Page
                                                                     ----

Independent Auditors' Report                                            9

Consolidated balance sheets                                            10

Consolidated statements of operations                                  12

Consolidated statements of stockholders' equity (deficit)              13

Consolidated statements of cash flows                                  14

Notes to consolidated financial statements                             15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Global MAINTECH Corporation:

We have audited the accompanying consolidated balance sheets of Global MAINTECH Corporation (formerly Mirror Technologies, Incorporated) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global MAINTECH Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Global MAINTECH Corporation will continue as a going concern. As discussed in note 3, the Company's 1995 net loss, working capital deficit and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          /S/ KPMG PEAT MARWICK LLP


Minneapolis, Minnesota
February 23, 1996




--------------------------------------------------------------------------------
                          PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                          December 31,       December 31,
                                              1995               1994
                                          ------------       ------------

CURRENT ASSETS
    Cash and cash equivalents                 $ 39,364         $   24,309
    Accounts receivable, less allowance
     for doubtful accounts of $15,000
      and $56,000                              321,052            222,439
    Other receivables                           40,218             29,090
    Inventory                                  186,812                  -
    Prepaid expenses and other                  21,004             19,551
                                              --------         ----------
         Total current assets                  608,450            295,389

Assets of discontinued operations (note  4)

    Inventory                                        -            573,612
                                              --------         ----------

PROPERTY AND EQUIPMENT, NET                     16,300            849,932
                                              --------         ----------





                                              $624,750         $1,718,933
                                              ========         ==========



 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             December 31,      December 31,
                                                 1995              1994
                                             ------------------------------
CURRENT LIABILITIES
    Accounts payable                          $   808,430       $   857,400
    Current portion of notes payable
     (note 6)                                     479,038           588,304
    Mortgage note payable (note 6)                      -           620,000
    Convertible subordinated debentures
     (note 5)                                     261,750                 -
    Accrued liabilities
        Compensation and payroll taxes             33,810            19,992
        Interest (notes 5 and 6)                   38,070            24,163
        Other                                       6,430            73,895
    Deferred revenue                                    -           148,000
                                              -----------       -----------
           Total current liabilities            1,627,528         2,331,754
                                              -----------       -----------

    Notes payable, less current portion
     (note 6)                                      58,000           490,531
    Subordinated notes payable to
     officers (note 9)                                  -           400,000
                                              -----------       -----------
           Total liabilities                    1,685,528         3,222,285

STOCKHOLDERS' EQUITY (DEFICIT) (note 7)
   Voting, convertible preferred stock
     - Series A, convertible into one common
     stock share for each preferred share,
     no par value; 4,439,900 shares
     authorized; 4,326,036 shares issued
     and outstanding; total liquidation
     preference of outstanding
     shares-$1,622,000                            405,770                 -
   Common stock, no par value; 245,560,100
     shares authorized; 52,438,473 shares
     issued and outstanding                             -               800
   Additional paid-in-capital                     906,658            79,200
   Accumulated deficit                         (2,373,206)       (1,583,352)
                                              -----------       -----------

           Total stockholders' deficit         (1,060,778)       (1,503,352)
                                              -----------       -----------
Commitments and contingencies
  (notes 4, 9 and 11)
                                              $   624,750       $ 1,718,933
                                              ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.


               GLOBAL MAINTECH CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Years Ended
                                                                                           December 31
                                                                               ------------------------------------
                                                                                    1995                 1994
                                                                               --------------      ----------------
Net sales                                                                        $ 1,173,744            $    56,088
Cost of sales                                                                        350,585                 34,560
                                                                                 -----------            -----------
          Gross profit                                                               823,159                 21,528

Operating expenses
     Selling, general and administrative                                             763,807                838,080
     Research and development                                                        113,234                      -
                                                                                 -----------            -----------
          Loss from operations                                                       (53,882)              (816,552)

Other income (expense):
     Interest expense                                                               (134,453)              (411,821)
     Interest income                                                                   7,309                    156
     Other                                                                            (7,770)                 3,280
                                                                                 -----------            -----------
          Total other expense, net                                                  (134,914)              (408,385)
                                                                                 -----------            -----------
          Loss from continuing operations before income taxes                       (188,796)            (1,224,937)
     Provision for income taxes                                                        5,850                  4,832
                                                                                 -----------            -----------
            Loss from continuing operations                                         (194,646)            (1,229,769)
                                                                                 -----------            -----------

Discontinued operations (note 4)
     Loss from operations                                                           (174,578)              (168,530)
     Loss on disposal                                                               (420,630)                     -
                                                                                 -----------            -----------
            Loss from discontinued operations                                       (595,208)              (168,530)
                                                                                 -----------            -----------

          Net loss                                                               $  (789,854)           $(1,398,299)
                                                                                 ===========            ===========
Net earnings (loss) per common and common
 equivalent share (notes 2, 4 and 7):
     Continuing operations                                                       $    (0.004)           $    (0.027)
     Discontinued operations                                                          (0.012)                (0.003)
                                                                                 -----------            -----------
     Net loss                                                               (1)  $    (0.016)           $    (0.030)  (1)
                                                                                 ===========            ===========

Weighted average number of common and
   common equivalent shares outstanding                                     (1)   50,640,491             46,288,331   (1)
                                                                                 ===========            ===========

(1) Net earnings (loss) per share and weighted average number of common and common equivalent shares outstanding for the year ended, December 31, 1994 assume the merger as described in note 2 had occurred on January 1, 1994 for presentation purposes.



 The accompanying notes are an integral part of these consolidated statements

                          GLOBAL MAINTECH CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    Years ended December 31, 1995 and 1994




                                               Preferred stock        Common stock    Additional
                                             ---------------------------------------    paid-in   Accumulated
                                             Shares     Amount     Shares     Amount    capital     deficit         Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                      -          -     80,000      $ 800   $ 79,200      ($45,053) $     34,947

    Net loss                                      -          -          -          -          -    (1,398,299)   (1,398,299)

    Distributions to stockholders                 -          -          -          -          -      (140,000)     (140,000)
----------------------------------------  ---------------------------------------------------------------------------------

Balance at December 31, 1994                      -          -     80,000        800     79,200    (1,583,352)   (1,503,352)

    Net loss                                      -          -          -          -          -      (789,854)     (789,854)

    Stockholder debt forgiveness (note 10)        -          -          -          -    400,000             -       400,000


    Subsidiary common Stock retired in
     connection with merger (note 2)              -          -    (80,000)      (800)         -             -          (800)

    Commons stock issued in connection
      with merger (note 2)                        -          - 45,351,806          -     21,471             -        21,471

    Common stock issued (note 7)                  -          -  7,790,000          -    456,200             -       456,200

    Stock subscriptions receivable (note 7)       -          -   (816,667)         -    (47,000)            -       (47,000)

    Stock issue costs (note 7)                    -          -          -          -    (13,843)            -       (13,843)

    Preferred stock related to merger
     (note 2)                             4,439,370    416,400          -          -          -             -       416,400

    Converted preferred shares (note 7)    (113,334)   (10,630)   113,334          -     10,630             -             -
---------------------------------------------------------------------------------------------------------------------------

Balance at December  31, 1995             4,326,036   $405,770 52,438,473          -   $906,658   ($2,373,206)  ($1,060,778)
===========================================================================================================================



The accompanying notes are an integral part of these consolidated statements.


                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended
                                                                                   December 31,
                                                                           ------------------------------
                                                                              1995                1994
                                                                           ----------          ----------
Cash flows from operating activities:

  Net loss                                                                  $(789,854)        $(1,398,299)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                            76,253             127,936
      Loss on disposal of discontinued operations                             420,630                   -

      Changes in operating assets and liabilities:
          Increase in accounts and other receivables                         (109,741)           (152,473)
          Increase (decrease) in inventory                                    (33,830)            430,577
          Decrease in prepaid expenses                                          1,453               8,027
          Increase (decrease) in accounts payable                             (48,970)            430,597
          Decrease in accrued expenses                                        (39,739)            (59,481)
          Increase (decrease) in deferred revenue                            (148,000)            129,712
          Increase in other                                                    20,467                   -
                                                                            ---------         -----------
      Cash used by operating and discontinued activities                     (651,331)           (483,404)
                                                                            ---------         -----------
Cash flows from investing activities:
  Proceeds (payment) from sale (purchase) of
    property and equipment                                                    764,454              (7,226)
  Net cash received in merger                                                 637,071                   -
                                                                            ---------         -----------
      Cash provided (used) by investing activities                          1,401,525              (7,226)
                                                                            ---------         -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                      426,658                   -
  Decrease in short-term notes payable                                       (109,266)           (324,164)
  Principal payments on mortgage note payable                                (620,000)                  -
  Increase (decrease) of notes payable                                       (432,531)            830,000
  Dividend distribution                                                             -            (140,000)
                                                                            ---------         -----------
       Cash provided (used) by financing activities                          (735,139)            365,836
                                                                            ---------         -----------

         Net increase (decrease) in cash                                       15,055            (124,794)
Cash and cash equivalents at beginning of year                                 24,309             149,103
                                                                            ---------         -----------
Cash and cash equivalents at end of year                                    $  39,364         $    24,309
                                                                            =========         ===========
 Supplemental disclosures of cash flow information:
    Cash paid during the year for:                              Interest    $ 125,517         $   393,112
                                                                Taxes       $   8,126                   -



Supplemental disclosure of noncash investing and financing activities:
    During 1995, a $100,000 portion of a note payable was converted to common stock and $400,000 of subordinated notes payable were forgiven.

 The accompanying notes are an integral part of these consolidated statements.

GLOBAL MAINTECH CORPORATION

------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: At the Company's annual shareholders meeting on May 15, 1995, the shareholders approved, among other things, the change of its name to Global MAINTECH Corporation from Mirror Technologies, Incorporated. The renamed Mirror Technologies, Incorporated is the parent company of Global MAINTECH, Inc.

     Global MAINTECH, Inc. ("MAINTECH") is the operating entity resulting from the merger between MAINTECH and Mirror Technologies, Incorporated ("Mirror") effective January 1, 1995 (see note 2). For the years 1992, 1993 and 1994 the majority of MAINTECH's activity involved buying and selling used IBM mainframes, parts and features. During this time the Company changed its business strategy and began to maintain and monitor computer equipment in large data centers. In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, the Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the U. S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code. The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Intelligent Console System or ICS, in the data centers of a large industrial and financial company.

     The ICS is a tool designed to automate many of the processes associated with the physical and operational attributes of mainframe-based data centers. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. ICS users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

PRINCIPLES OF CONSOLIDATION: As a result of the merger described in note 2, the consolidated financial statements represent the historical financial information of MAINTECH and include the accounts of Mirror since the date of the merger. All significant intercompany accounts and transaction have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORY: Inventory is stated on a first in, first out (FIFO) basis at the lower of cost or market (net realizable value).

PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost. Depreciation is provided for principally using the double declining method, based on the estimated useful lives of the respective assets which generally have lives of three years.

Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives.

REVENUE RECOGNITION: Revenue is recognized upon shipment. Deferred revenue is recorded when the Company receives customer payments before shipment. The Company sells maintenance agreements which require minor updates of software to be delivered to the customers free of charge. New versions of the Company's software representing a major upgrade are not a part of the maintenance agreements. The Company expenses the costs of minor updates to its software as incurred.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

GLOBAL MAINTECH CORPORATION

------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK: Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding each period they have a dilutive effect. Common equivalent shares are excluded for 1995 and 1994 because of their anti-dilutive effect.

INCOME TAXES: Deferred taxes are provided on a liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1994 data to conform with the 1995 presentation.

USE OF ESTIMATES: Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

NOTE 2.  MERGER TRANSACTION

Effective January 1, 1995, Mirror merged with MAINTECH, a Minnesota corporation (the "Merger"), pursuant to the terms of an Agreement and Plan of Merger, dated December 6, 1994, as amended (the "Agreement"). Under the terms of the Agreement, each share of MAINTECH's common stock was converted into 358.75 shares of Mirror's common stock. As a result, Mirror issued 28,700,001 shares of common stock in exchange for all of the outstanding capital stock of MAINTECH.

In connection with the Merger, outstanding options of MAINTECH to purchase 68,214 shares of MAINTECH's common stock converted into the right to purchase approximately 24,472,006 shares of Mirror's common stock at an exercise price of $0.03 per share. Stock for the purchase of options covering 24,200,001 shares of Mirror's common stock will vest on June 1, 1999, or earlier, subject to the merged business (the "Company") attaining certain earnings levels. Subsequent to December 1995, options to purchase approximately 3,700,000 shares were canceled due to the departure of an officer of the Company.

As a result of this Merger and prior to the dilution of subsequent issues of common stock, the former shareholders of MAINTECH held unregistered stock comprising approximately 58 percent of the common stock and common stock equivalents of the Company and if the options to purchase common stock are exercised, these shareholders will hold approximately 70 percent of the outstanding shares of the Company. The Merger resulted in the former shareholders of MAINTECH having majority common stock ownership and majority board of directors representation in the surviving entity. Accordingly, for financial statement purposes, the transaction has been accounted for as if MAINTECH acquired Mirror. This transaction was accounted for as a reverse acquisition but Mirror will remain as a surviving legal entity. The Merger was accounted for as a purchase of the net assets of Mirror by MAINTECH. Mirror assets consisted principally of cash with book value approximating fair value.

Subsequent to the 1995 year end, and in addition to the cancellation of stock options, the former shareholders of MAINTECH voluntarily forfeited 6,700,001 shares of common stock pursuant to an agreement related to the November 1, 1995 Private Placement Memorandum. As a result the percentage currently held by these particular stockholders is approximately 43 percent and 52 percent, respectively compared to the 58 percent and approximate 70 percent listed above. Two of the officers of MAINTECH were elected to the Board of Directors of the Company subsequent to the consummation of the Merger.

If the above described merger had occurred effective January 1, 1994, net sales would not have changed and the pro-forma net loss would have been approximately $2,070,000 for the year ended December 31, 1994.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  GOING CONCERN

As of December 31, 1995, the Company had negative working capital of approximately $1,019,000 compared to negative working capital of $2,037,000 at December 31, 1994. Due to cash flow constraints the Company has been delinquent under each of the contractual liabilities in notes 5 and 6 at year end and has been slow to pay certain of its accounts payable during 1995. (At year end the Company is delinquent under one note payable of $190,000.) The Company's assets are insufficient to satisfy the existing debts as they become due.

The Company's net losses from operations and its remaining debt obligations, indicate additional capital will be needed to fund the Company's ongoing operations. The Company believes increased sales of its ICS product will provide operating capital to satisfy some of these requirements. But it is likely additional capital will be needed to satisfy all the obligations as they become due. There can be no assurance that either sufficient sales increases will occur or that the Company will be able to raise additional capital. If the Company is not successful in one or both of these areas, the affect on the business would be material and adverse. During the six months ended December 31, 1995, the Company borrowed from time to time against its accounts receivable from its principal bank and may continue to do so in the future. As of December 31, 1995, the Company had no debt outstanding from its principal bank.

The Company's ability to renegotiate or convert to equity portions of its notes payable and subordinated debentures and to attract additional capital to facilitate these negotiations is uncertain, as is the timing of any sales of ICS units. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its lenders.

NOTE 4.  DISCONTINUED OPERATIONS, SALE AND BASIS OF ACCOUNTING

During the fourth quarter of 1995, the Company's Board of Directors made the decision to discontinue that portion of the operations which brokers and sells parts for IBM mainframe computers ("Brokerage") due to poor financial performance. In addition, the prospects for future profitablilty were poor.

Effective December 31, 1995 the Company sold the Brokerage inventory and certain selected liabilities for a total of $123,000 to Norcom Resources, Inc., a privately held corporation whose sole shareholder is a former officer and a major shareholder of the Company. This sale resulted in a loss on disposal of $420,630. Due to the uncertainty of collection, the Company will treat payments under this sale as income when received. The sales proceeds are secured by approximately 2,080,000 shares of the Company's common stock held by this former officer. In conjunction with the sale, the Company has agreed to remove this former officer as personal guarantor from a certain note payable in the amount of $190,000 prior to March 31, 1997. The Company will issue additional shares of common stock at $0.06 per share to this individual to the extent any debt is still outstanding under this note on which this former officer is guarantor on March 31, 1997.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Selected financial information for the discontinued operations for the years ended December 31, 1995 and 1994, is as follows:


                              Year Ended December 31,
                                1995          1994
                             ------------------------

    Revenue                  $6,138,316   $22,122,938
    Cost of sales             5,590,976    21,108,649
                             ------------------------
    Gross Profit                547,340     1,014,289

    Operating expenses          721,918     1,182,819
                             ------------------------

    Operating loss from
     discontinued operations  ($174,578)    ($168,530)
                             ========================

NOTE 5.  CONVERTIBLE SUBORDINATED DEBENTURES

The Company's 11 percent convertible subordinated debentures are due July 1, 1996, with interest due semi-annually, and are redeemable by the Company or convertible at the option of the holder into 209,400 common shares at a price per share of $1.25. During the year the Company purchased at face value bonds totaling $25,000. Expenses associated with the original issuance of the unconverted debentures are being amortized over a period ending July 1, 1996.

NOTE 6.  NOTES PAYABLE

MAINTECH had a mortgage secured by land and building in the amount of $620,000 at 3 1/2% interest at December 31, 1994. The note required monthly interest payments of $1,808 until February 1, 1995 when the entire principal balance was due. On January 17, 1995, the Company sold the land and building and paid the mortgage note in full. The sale transaction resulted in a net gain on sale of $8,200 and cash of approximately $125,000, net of related costs. The cash received was used to pay off the Bank Windsor note included in notes payable in 1994 listed below.

Notes payable at December 31, 1995 and 1994 are comprised of the following:

                                                       1995                      1994
                                               ---------------------     ---------------------
                                                            Interest                  Interest
                                                Amount        rate        Amount        rate
                                               ---------------------     ---------------------
     Notes payable to First Bank, due in
      quarterly installments of $16,750
      April 1 1995 and $25,000 through
      March 31, 1997                           $174,750       10.5%      $250,000       11.5%
     Note payable to related party, due
      in monthly installments beginning
      January 1, 1995                           100,000       13.0%       250,000       13.0%
     Note payable to vendor, due in
      monthly installments of $10,267
      through March 1, 1996, at which
      date the remaining balance is due         190,246       13.5%       248,835       13.5%
     Bank Windsor, due in January, 1995               -                   130,000        8.5%
     Note payable to Mirror (see note 2),


GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      due in January 1998, secured by
      accounts receivable. This note is
      eliminated in consolidation in 1995             -                   200,000       12.0%
     Note payable to vendor due in quarterly
      installments of $19,000 plus interest
      until paid                                 72,042        6.0%
                                               --------                 ---------
                                                537,038                 1,078,835
     Less current portion                      (479,038)                 (588,304)
                                               --------                 ---------
                                               $ 58,000                  $490,531
                                               ========                 =========

The interest rate on the note payable to First Bank and note payable to vendor in the amount of $190,246 are based on prime plus 2% and prime plus 5%, respectively.

The Company is technically in default pursuant to the terms of note payable of $190,246. The Company is currently renegotiating the terms of this note payable and expects to reach a mutually satisfactory conclusion. This note payable is guaranteed by two of the officers of the Company.

The long term portion of the notes payable is due in 1997.

NOTE 7.  STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS: The Company has or, subsequent to year end, will issue warrants in conjunction with common stock issued pursuant to the Private Placement Memorandum dated November 1, 1995. These warrants are exercisable at $0.072 per share and expire on December 31, 2000. As of December 31, 1995, the Company had issued warrants to purchase 19,200 shares of common stock outstanding and subsequent to year end the Company issued an additional 541,000 such warrants

COMMON STOCK OPTIONS: The Company's stock option plan ("Plan"), provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The Plan was amended during 1995 to increase the number of aggregate options which can be issued to 50,000,000 shares of common stock. Qualified incentive options must be granted with exercise prices equal to the fair market value of the stock at the date of grant. Nonqualified options must be granted with exercise prices equal to at least 85% percent of the fair market value of the stock at the date of grant.

Information with respect to stock options under the plan are summarized as follows:

                                                    Incentive Stock Options           Nonqualified Options
                                                  ----------------------------      -------------------------
                                                    Shares        Price Range       Shares      Price Range
       Outstanding at December 31, 1994               100,000            $0.06      415,000    $1.125 to 1.25
         Granted                                   24,768,000    $0.03 to 0.06         -               -
         Canceled                                  (3,708,000)           $0.03         -               -
                                                  ----------------------------      -------------------------
       Total outstanding at December 31, 1995      21,160,000    $0.03 to 0.06      415,000    $1.125 to 1.25
                                                  ============================      =========================

       Options for 1,583,000 shares of common stock were exercisable as of December 31, 1995. No options were exercised in 1995.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMMON STOCK ISSUED: In addition to the common stock issued pursuant to the merger described in note 2, the Company issued 7,790,000 shares of common stock some of which are included in stock subscriptions receivable at December 31, 1995. In addition, 113,334 shares of common stock were issued to preferred shareholders on a one-for-one exchange conversion in accordance with terms of the preferred stock series A.

Of the 7.8 million shares issued, 3.4 million shares were issued pursuant to a Private Placement Memorandum dated November 1, 1995 and 2.5 million shares were issued to a Japanese company which is an affiliate of the company with which MAINTECH has a distribution agreement. In December an additional 1.67 million shares were issued to a debt holder in exchange for debt in the amount of $100,000 and 200,000 shares were issued to a vendor in cancellation of a trade payable. The 7.8 million shares were issued at an average value per share of $0.06. Subsequent to December 31, 1995 the three former owners of MAINTECH voluntarily canceled 6.7 million shares originally issued in the January 1995 merger with MAINTECH. This share reduction was in consideration for the shares issued pursuant to the Private Placement Memorandum dated November 1, 1995.

NOTE 8.  INCOME TAXES

At December 31, 1995, the Company had a net operating loss carryforward of approximately $9.2 million. As a result of the January 1, 1995 ownership change as described in note 2 and prior ownership changes, approximately $8.4 million of the net operating loss carryforward will be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The annual limitation for losses incurred prior to January 1, 1995 is approximately $200,000. Due to this limitation, approximately $5.2 million of the net operating loss will expire prior to utilization. In addition, the utilization of these losses may be further limited by application of the separate return limitation year rules. Subsequent and future stock sales and/or conversion of debt to common stock could further limit these net operating losses available in any one year.

The net deferred taxes includes the following as of:

                                                    December 31,   December 31,
                                                        1995           1994
                                                    ------------   ------------
       Deferred tax asset                            $1,445,000     $3,694,000

       Valuation allowance for deferred tax asset    (1,445,000)    (3,694,000)
                                                     ----------     ----------

           Net                                               $0             $0
                                                     ==========     ==========

The tax effects of temporary differences as of December 31, 1995 and 1994 are shown as follows:

                                                     Year Ended    Year Ended
                                                    December 31,   December 31,
                                                        1995           1994
                                                    ------------   ------------
       Allowance for doubtful accounts               $    5,000     $   19,000

       Net operating loss carryforward                1,440,000      3,675,000
                                                     ----------     ----------
           Subtotal                                   1,445,000      3,694,000

       Valuation allowance for deferred tax asset    (1,445,000)    (3,694,000)
                                                     ----------     ----------

           Net                                               $0             $0
                                                     ==========     ==========


GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The reconciliation between the federal income tax provision computed at the statutory rate and the income tax provision recorded is as follows:

                                                Year Ended      Year Ended
                                               December 31,    December 31,
                                                   1995            1994
                                               ------------    ------------
    Benefit at statutory rate                    ($268,600)     ($475,400)

    State income tax benefit, net of federal       (23,700)       (55,900)

    Change in valuation allowance               (2,249,000)       531,300

    Effect of change in ownership on net
     operating loss carryforward                 2,541,300              -
                                                ----------      ---------

           Net federal tax provision                    $0             $0
                                                ==========      =========

The state income tax provision for the year ended December 31, 1995 was $5,850 and was $4,832 in the prior year ended December 31, 1994.

NOTE 9.  OPERATING LEASES

The Company has operating leases for an automobile, telephone equipment and its offices. The rental payments under these leases are charged to expense as incurred. All the leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leases. Lease expense in 1995 and 1994 was approximately $154,000 and $132,000, respectively. The future minimum lease payments are approximately $88,000, $40,000 an $19,000 for the years 1996, 1997 and 1998, respectively.

NOTE 10.  STOCKHOLDER DEBT FORGIVENESS

Prior to the merger on January 1, 1995 described in note 2, MAINTECH issued two subordinated notes of $200,000 each for cash received individually from the president of MAINTECH, and an executive vice-president of MAINTECH. Subsequent to December 31, 1995, the executive vice-president left the employ of the Company in connection with the purchase of the Brokerage inventory by Norcom Resources, Inc. During the year ended December 31, 1995 the $400,000 balance due was forgiven by these two individuals for no additional consideration. Accordingly, the Company has reflected the debt forgiveness as an addition to paid-in-capital in the Consolidated Statements of Stockholders' Equity (Deficit).

NOTE 11.  LITIGATION

The Company is a defendant in a suit filed in late February 1996. The suit asks for judgment to collect approximately $100,000 relating to a contract executed in 1994. No action has yet been taken by the Company, due to an extension of time granted by the Plaintiff. However, the amount claimed by the Plaintiff is recorded as a liability of the Company as of December 31, 1995. In the opinion of the Company's management, if the suit continues, an adverse decision would not have a material adverse effect on the Company's financial position, however it would adversely affect its liquidity and cash flow.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     The Company has previously reported a change in accountants on Form 10-KSB dated December 31, 1994, (File No. 0-14692)

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information with respect to Directors of the Company under the caption "Election of Board of Directors" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.

     The information with respect to the Executive Officers of the Company under the caption "Executive Officers" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.

     The information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1995 is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index of Exhibits

                                                               Exhibit
          Description                                           Number
          -----------                                          -------

          Agreement and Plan of Merger dated December 6,          2
          1994, as amended, among the Company, Mirror
          Consolidation Company, and MAINTECH Resources, Inc.
          (the Articles of Merger are attached thereto as Exhibit A) (Incorporated herein by reference to
          Exhibit 2 to the Company's Form 8-K filed with the Commission on January 19, 1995, (File No. 0-14692).

          Bylaws of the Company, as amended (incorporated         3.2
          herein by reference to Exhibit 3.2 to the Registrant's Form S-1 (File No. 33-34894).

          Restated Articles of Incorporation of the Company,      3.3
          as amended in May 15, 1995 annual meeting of common stockholders (corporate name change and increase in authorized stock).

          Form of 11% Convertible Subordinated Debenture due      4.2
          July 1, 1996 (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form
          10-K for the year ended March 31, 1991, (File No.
          0-14692).

          Form of Registration Agreement between the Company      4.3
          and holders of the Company's 11% Convertible
          Subordinated Debentures Due July 1, 1996
          (incorporated herein by reference to Exhibit 4.4 to the Registrant's Form 10-K for the year ended March
          31, 1991, (File No. 0-14692).

          Form of Certificate of the Company's Series A           4.4
          Convertible Preferred Stock (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, (File No. 0-14692).

          Form of Certificate of the Company's Common Stock       4.5
          following change of corporate name change.

          The Company's 1989 Stock Option Plan (incorporated     10.1
          herein by reference to Exhibit 28 to the Company's
          Registration Statement on Form S-8, File 33-33576).

          Amendments No. 1 and 2, dated October 17, 1991 and     10.2
          April 24, 1992, respectively, to the Company's 1989
          Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on
          Form 10-K for the year ended March 31, 1992, (File
          No. 0-14692).

          Mirror Technologies, Incorporated 401(K) Plan          10.3
          effective April 1, 1992 (incorporated herein by reference Exhibit 10.6 to the Company's Annual
          Report on Form 10-K for the year ended March 31, 1992, (File No. 0-14692).

          Lease Agreement dated April 22, 1993 between the       10.4
          Company and Opus Corporation (incorporated by reference to Exhibit 10.4 to the Company's Annual
          Report on Form 10-KSB for the year ended March 31, 1993, (File No. 0-14692).

          Sales Agency Agreement dated January 6, 1994           10.5
          between the Company and MacUSA, Inc. (incorporated by reference to the Company's Form 8-K filed on January 21, 1994, (File No. 0-14692).

          Office Lease Agreement between the Company and         10.6
          Jason Bassett Creek Plaza dated March 28, 1994
          (incorporated herein by reference to the Company's
          Form 10-KSB for the fiscal year ended March 31,
          1994).

          Office Lease Agreement between the Company and         10.7
          Physician's and Surgeon's Capital Corporation dated
          October 1, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
          December 31, 1994, (File No. 0-14692)

          Office and Warehouse Lease Agreement between           10.8
          MAINTECH Resources, Inc. and David D. Heinen dated
          December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
          December 31, 1994, (File No. 0-14692).

          Exclusive Distributor and Licensing Agreement          10.9
          between Yutaka Takagi and Circle Corporation and
          MAINTECH Resources, Inc. and Global MAINTECH, Inc.
          dated December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, (File No. 0-14692).

          Office Lease Agreement between the Company and         10.10
          Charles and Sharron Mills dated December 12, 1995.

          Brokerage Asset Purchase Agreement between Norcom      10.11
          Resources, Inc. and Global MAINTECH, Inc. dated
          December 31, 1995.

          Amendment No. 3, dated May 15, 1995 to the             10.12
          Company's 1989 Stock Option Plan.

          Subsidiaries of the Registrant                         21

          Consent of KPMG Peat Marwick LLP                       23

          Financial data schedule                                27


(b)  Reports on Form 8-K

     No Form 8-K was filed in the last quarter of the twelve month period ended December 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Global MAINTECH Corporation


Dated: March 27, 1996                    By /s/ James Geiser
                                            --------------------------
                                            James Geiser
                                            Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



NAME                                   TITLE                         DATE
----                                   -----                         ----

/s/ David McCaffrey        Chief Executive Officer
-----------------------    (Principal Executive Officer) and    March 27, 1996
David McCaffrey            Director


/s/ James Geiser           Chief Financial Officer and          March 27, 1996
-----------------------    Secretary (Principal Financial
James Geiser               and Accounting Officer)


/s/ Robert E. Donaldson      Director                           March 27, 1996
-----------------------
Robert E. Donaldson

                                 Exhibit Index

                                                                           Exhibit      Page
Description                                                                Number     Number
---------------------------------------------------------------------     -------     ------
Restated Articles of Incorporation of the Company, as amended in              3.3       27
May 15, 1995 annual meeting of common stockholders (corporate name change and increase in authorized stock).

Form of Certificate of the Company's Common Stock                             4.5       28
following change of corporate name change.

Office Lease Agreement between the Company and Charles and                  10.10       30
Sharron Mills dated December 12, 1995.

Brokerage Asset Purchase Agreement between Norcom Resources,                10.11       46
Inc. and Global MAINTECH, Inc. dated December 31, 1995.

Amendment No. 3, dated May 15, 1995 to the Company's 1989                   10.12       83
Stock Option Plan.

Consent of KPMG Peat Marwick LLP                                               23       84

Financial data schedule                                                        27       85
