Form 10KSB/A
period 1995-12-31
GLOBAL MAINTECH CORP
filed 1996-04-10
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                         as amended by Form 10-KSB/A-1

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

          Office and Warehouse Lease Agreement between           10.8
          MAINTECH Resources, Inc. and David D. Heinen dated
          December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
          December 31, 1994, (File No. 0-14692).

          Exclusive Distributor and Licensing Agreement          10.9
          between Yutaka Takagi and Circle Corporation and
          MAINTECH Resources, Inc. and Global MAINTECH, Inc.
          dated December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, (File No. 0-14692).

          Office Lease Agreement between the Company and         10.10
          Charles and Sharron Mills dated December 12, 1995.

          Brokerage Asset Purchase Agreement between Norcom      10.11
          Resources, Inc. and Global MAINTECH, Inc. dated
          December 31, 1995.

          Amendment No. 3, dated May 15, 1995 to the             10.12
          Company's 1989 Stock Option Plan.

         *Sale contract between Burlington Northern Railroad     10.13
          Company and Global MAINTECH, Inc. dated March 21,
          1996.

          Subsidiaries of the Registrant                         21

          Consent of KPMG Peat Marwick LLP                       23

          Financial data schedule                                27


(b)  Reports on Form 8-K

     No Form 8-K was filed in the last quarter of the twelve month period ended December 31, 1995.

     *Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of Exhibit 10.13 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                 Exhibit Index

                                                                           Exhibit      Page
Description                                                                Number     Number
- ---------------------------------------------------------------------     -------     ------
Restated Articles of Incorporation of the Company, as amended in              3.3       27
May 15, 1995 annual meeting of common stockholders (corporate name change and increase in authorized stock).

Form of Certificate of the Company's Common Stock                             4.5       28
following change of corporate name change.

Office Lease Agreement between the Company and Charles and                  10.10       30
Sharron Mills dated December 12, 1995.

Brokerage Asset Purchase Agreement between Norcom Resources,                10.11       46
Inc. and Global MAINTECH, Inc. dated December 31, 1995.

Amendment No. 3, dated May 15, 1995 to the Company's 1989                   10.12       83
Stock Option Plan.

*Sale contract between Burlington Northern Railroad Company and             10.13       86
Global MAINTECH, Inc. dated March 21, 1996.

Consent of KPMG Peat Marwick LLP                                               23       84

Financial data schedule                                                        27       85

*Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of Exhibit 10.13 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.