Form 10QSB
period 1996-03-31
GLOBAL MAINTECH CORP
filed 1996-05-15
CIK 783738

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-QSB


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the  Quarterly Period Ended March 31, 1996


Commission File Number 0-14692

______________________________________________


Global MAINTECH Corporation
f/k/a Mirror Technologies, Incorporated


      Minnesota       					  41-1523657
State of Incorporation     I.R.S. Employer
                          Identification No.


6468 City West Parkway, Eden Prairie, MN  55344
Telephone Number:  (612) 944-0400


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


On May 9, 1996 there were 48,337,139 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No



PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


GLOBAL MAINTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

                                                 March 31,      December 31,
                                                   1996            1995
                                                ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                   $     26,200    $     39,364
    Accounts receivable, less allowance for
     doubtful accounts of $15,950 and $15,000        512,410         321,052
    Other receivables                                 36,345          40,218
    Inventory                                        187,398         186,812
    Prepaid expenses and other                        24,407          21,004
                                                ------------    ------------
        Total current assets                         786,760         608,450

Assets of discontinued operations
    Inventory                                              0               0

PROPERTY AND EQUIPMENT, NET                            8,804          16,300
                                                ------------    ------------
                                                $    795,564    $    624,750
                                                ============    ============

The accompanying notes are an integral part of these consolidated statements


GLOBAL MAINTECH CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                 March 31,      December 31,
                                                   1996            1995
                                                ------------    ------------
CURRENT LIABILITIES
    Accounts payable                            $    739,139    $    808,430
    Current portion of notes payable                 476,288         479,038
    Convertible subordinated debentures              261,750         261,750
    Accrued liabilities
        Compensation and payroll taxes                37,726          33,810
        Interest                                      38,183          38,070
        Other                                         35,592           6,430
    Deferred revenue                                       0               0
                                                ------------    ------------
          Total current liabilities                1,588,678       1,627,528

    Notes payable, less current portion                    0          58,000
                                                ------------    ------------
           Total liabilities                       1,588,678       1,685,528

STOCKHOLDERS' EQUITY (DEFICIT)
   Voting, convertible preferred stock - Series A,
    convertible into one common stock share for each pre-
    ferred share, no par value; 4,439,900 shares authorized;
    4,326,036 shares issued and outstanding; total liquid-
    ation preference of outstanding shares-$1,622,000
                                                     405,770         405,770
    Common stock, no par value; 245,560,100 shares
     authorized; 52,438,473 shares issued and outstanding
    Additional paid-in-capital                     1,071,368         906,658
    Accumulated deficit                           (2,270,252)     (2,373,206)
                                                ------------    ------------
           Total stockholders' deficit              (793,114)     (1,060,778)
                                                ------------    ------------
                                                $    795,564    $    624,750
                                                ============    ============

The accompanying notes are an integral part of these consolidated statements.


GLOBAL MAINTECH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                       Three Months
                                                         March 31
                                                   1996            1995
Net sales                                       $    492,347    $    225,750
Cost of sales                                        199,432          21,915
                                                ------------    ------------
                  Gross profit                       292,915         203,835

Operating expenses
    Selling, general and administrative              111,673         198,345
    Research and development                          53,637
                                                ------------    ------------
                   Income from operations            127,605           5,490

Other income (expense):
    Interest expense                                  24,189          53,432
    Interest income                                        0          (5,375)
    Other                                                464          (5,514)
                                                ------------    ------------
                  Total other expense, net            24,653          42,543
                                                ------------    ------------
         Income from continuing operations
          before income taxes                        102,952         (37,053)

    Provision for income taxes                             0           2,500
                                                ------------    ------------
           Income from continuing operations         102,952         (39,553)
                                                ------------    ------------
Discontinued operations
    Income from operations                                 0         123,598
    Loss on disposal                                       0               0
                                                ------------    ------------
           Loss from discontinued operations               0         123,598
                                                ------------    ------------
           Net loss                             $    102,952    $     84,045
                                                ============    ============

Net earnings (loss) per common and common
 equivalent share:
    Continuing operations                       $      0.002    $     (0.001)
    Discontinued operations                            0.000           0.002
                                                ------------    ------------
    Net loss                                    $      0.002    $      0.002
                                                ============    ============

Weighted average number of common and
   common equivalent shares outstanding           52,117,241      49,791,176

The accompanying notes are an integral part of these consolidated statements


GLOBAL MAINTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                   1996            1995
Cash flows from operating activities:
    Net loss                                    $    102,952    $     84,045
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                  9,586          17,175
        (Gain)/Loss on sale of equipment              (1,600)         (8,173)

        Changes in operating assets and liabilities:
          Increase in accounts and other receivable (187,485)         72,487
        Increase (decrease) in inventory                (586)        141,243
        Decrease in prepaid expenses                  (5,493)         (9,581)
        Increase (decrease) in accounts payable      (74,290)       (513,090)
        Decrease in accrued expenses                  38,192           2,615
        Increase  (decrease) in deferred revenue           0        (148,000)
        Increase in other                                  0          33,710
                                                ------------    ------------
Cash used by operating and discontinued
activities                                          (118,724)       (327,569)

Cash flows from investing activities:
    Proceeds (payment) from sale (purchase) of
     property and equipment                            1,600         743,389
    Net cash received in merger                            0         637,071
                                                ------------    ------------
Cash provided (used) by investing activities           1,600       1,380,460

Cash flows from financing activities:
    Proceeds from issuance of common stock           164,710
    Decrease in short-term notes payable              (2,750)        (56,991)
    Principal payments on mortgage note payable            0        (620,000)
    Increase (decrease) of notes payable             (58,000)       (157,531)
                                                ------------    ------------
 Cash provided (used) by financing activities        103,960        (834,522)
              Net increase (decrease) in cash        (13,164)        218,369
Cash/cash equivalents at beginning of period          39,365          24,309
                                                ------------    ------------
Cash and cash equivalents at end of period      $     26,200    $    242,678
                                                ============    ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:   Interest   $     13,805    $     53,432
                                     Taxes      $          0    $          0



The accompanying notes are an integral part of these consolidated statements.


FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STAEMENTS
(Unaudited)


	General

	The Company was incorporated under the laws of the State of Minnesota in 1985. In May 1995, the Company's name was changed to Global MAINTECH Corporation from Mirror Technologies, Incorporated. Global MAINTECH, Inc., formerly MAINTECH Resources, Inc., a Minnesota corporation ("MAINTECH"), is the principal subsidiary of the Company.

	Effective January 1, 1995, the Company merged with MAINTECH
 (the "Merger"), pursuant to the terms of an Agreement and Plan of Merger, dated December 6, 1994, as amended (the "Agreement"), among the Company, Mirror Consolidation Company, a Minnesota corporation and wholly owned subsidiary of Mirror ("Mirror Subsidiary"), and MAINTECH. Under the terms of the Agreement, each share of MAINTECH's common stock was converted into 358.75 shares of the Company's common stock. As a result, the Company issued 28,700,001 shares of common stock in exchange for all of the outstanding capital stock of MAINTECH. MAINTECH had four operating units all related to the IBM mainframe computer business which included engineering, brokerage, parts and services to users of IBM mainframe computers ("Brokerage") and a start up unit engaged in the development of software and the sale of a hardware product when sold in combination is designed to automate the operation of large corporate data centers ("ECS").

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

	Global MAINTECH, Inc., a wholly owned subsidiary of the Company, is the operating entity resulting from the Merger. For the fiscal years 1992, 1993 and 1994 the majority of the Company's activity had been in buying and selling used IBM mainframes, parts and features. During this time the Company changed its business strategy and began to maintain and monitor computer equipment in large data centers. In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, The Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the U.S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code.
 The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Enterprise Control System or ECS, in the data centers of a large industrial and financial company.

	The ECS is a tool designed to automate many of the processes associated with the physical and operational attributes of mainframe-based data centers. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. ECS users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

	The ECS competes with internal monitoring systems (which monitor certain pieces of hardware internally) sold by other companies. Sales of internal monitoring systems within the U.S. were estimated at $700 million for 1994.
 It is believed the market recently has been expanding at a rapid rate, growing over 30% in recent years. The Company believes the ECS is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software that enables computers that contain different processors to be linked together. The Company has adapted the ECS and coupled it with proprietary software to form an enterprise computing management system. The market size for computer networking systems, which is one segment of the enterprise computing management system market, is $15 billion per year within the U.S. The
 ECS can also be used to monitor and control desktop and mid-range servers.

	Basis of Presentation

	The interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal recurring nature.

	The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A-1 for the year ended December 31, 1995.

	Reclassifications

	Certain reclassifications have been made to the fiscal 1995 data to conform with the fiscal 1995 presentation.

	Common Equivalent Shares Outstanding

	The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and accordingly can expect to participate in the appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding include the 47,791,205 common stock outstanding and the preferred stock of 4,326,036 outstanding since its issuance on September 13, 1994.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       	RESULTS OF OPERATIONS


Results of Operations

	Net cash used in operations for the three month period ended March 31, 1996 was approximately $119,000. Cash was generated from net income for the first quarter ended March 31, 1996 of approximately $103,000. In addition, cash was provided from a decrease in accrued expenses. Cash was used to fund an increase in accounts receivable of approximately
 $187,000 and to reduce accounts payable of approximately $74,000.

	Sales for the first quarter were approximately $500,000 compared to sales of approximately $225,000 in the same period ended March 31, 1995. The increase in sales was due to new sales of the Company's Enterprise Control System ("ECS") product. In the prior year's period, the Company recorded sales of $166,000 of its data base maintenance software programs with substantially no additional cost of sales. Accordingly, the sales comparison between periods is not strictly comparable. Nevertheless, the gross profit margin for the three month period ended March 31, 1996 was 59% and was 90% in the same period ended March 31, 1995.

	Selling and general and administrative costs were approximately $112,000 for the first quarter ended March 31, 1996 and approximately $198,000 in the same period ended March 31, 1995. The $86,000 decrease is primarily related to declines in salary and professional expenses which were partially offset by an increase in travel and entertainment expense. Salary expense declined due to a decrease in personnel and professional expenses decreased primarily due to a decline in legal expenses. In the prior period ended March 31, 1995, the Company incurred legal expenses in connection with the merger with MAINTECH Resources, Inc. Travel and entertainment expenses increased in the current period ended March 31, 1996 due to increased activity related to new sales. Research and development expenses incurred in the current period relate entirely to the continuing development of the ECS product.
 There was no comparable activity in the prior three month period ended
 March 31, 1995.

	Non-operating expenses in the first quarter ended March 31, 1996 and March 31, 1995 primarily consisted of interest expense. Interest expense includes accrued interest on the Company's convertible subordinated debentures, notes payable to vendors, a bank, and individuals. The decline in interest expense of approximately $29,000 is substantially due to a decline in total debt. Between March 31, 1996 and March 31, 1995 debt declined by approximately $640,000, of which $400,000 is due to the forgiveness, in 1995, of subordinated debt held by certain officers of the Company.

	Cash was provided by financing activities primarily due to the issuance of common stock of approximately $165,000 during January 1996. A portion of these common stock proceeds were used to reduce approximately $60,000 of debt.

Liquidity and Capital Resources

	As of March 31, 1996, the Company had negative working capital of approximately $800,000 compared to negative working capital as of December 31, 1995 of $1,019,000. The negative working capital is primarily due to the approximately $738,000 of debt obligations due in the next twelve months. This includes convertible subordinated debentures of $261,750 ("debentures") due on July 1, 1996. Another $392,000 of debt is due in monthly or quarterly installments through December 31, and a final $84,000 of debt is due after December 31, 1996. If the assumption that earnings for the remainder of the year continue at a level equal to the first fiscal quarter, the Company believes the cash flow from its current operating activities will continue to be sufficient to satisfy its current liabilities as they become due, with the possible exception of the debentures.

	During the first quarter ended March 31, 1995, the Company used its cash to reduce current liabilities and in other cases offered new payment terms on certain other liabilities. In April the Company successfully completed negotiations on a note payable in the amount of $190,246 which had been in default. The terms provide for reduced monthly installments with final payments in early 1997 and a $60,000 forgiveness of debt contingent on full payment. As a result, this debt forgiveness will not be recorded until the contingency is removed. Secondly, in April, the Company settled a liability related to the former brokerage business for an amount less than the recorded liability, which reduction will be recorded in the second fiscal quarter. It is expected the Company will continue to use cash provided from its current business to settle old liabilites.

	The Company's past losses from discontinued operations and its remaining debt obligations, indicate additional capital will be needed to fund the Company's future cash needs, particularly the maturing debentures. The
 Company believes increased sales of its ECS product will provide operating capital to satisfy some of these requirements. However, it is likely additional capital will be needed to satisfy all the obligations as they become due. There can be no assurance that either sufficient sales increases will occur or that additional sources of new capital will be found. If the Company does not succeed in one or both of these areas, the affect on the business could be material and adverse. During the last nine months, the Company borrowed from time to time against its accounts receivable from its principal bank and may continue to do so in the future. As of March 31, 1996, the Company had no debt outstanding from its principal bank but, on April 25, 1996, a 45 day loan advance of $120,000 was made by such bank to the Company.

	During 1995, the Company began to focus its activities on the computer monitoring and control systems operations and to reduce its Brokerage operations. In 1995, the Company discontinued and, effective December 31, 1995, sold its Brokerage operations.

	The liquidity and capital resources of the Company have been diminished as a result of the discontinued operations and a substantial portion of the accounts payable and current interest bearing obligations that remain with the Company as of March 31, 1996 relate to the Brokerage activities not assumed by the buyer of the discontinued operations. The Company's ability to renegotiate or convert portions of its notes payable and to attract additional capital to facilitate these negotiations is uncertain, as is the timing of the new sales of ECS units. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect.
 To the extent this plan is delayed, the Company will seek the continued forbearance of its lenders.

PART II. OTHER INFORMATION



ITEM 1.	LEGAL PROCEEDINGS
 On April 17, 1996 the Company settled a suit which was commenced on February 21, 1996 by MFP Technology Services Inc. ("MFP"). The settlement amount was less than the amount the Company had provided for in its financial statements. The settlement is a full and final compromise, settlement and satisfaction of the suit and the issue will never be pursued in any way. The amount by which the Company's liabilities exceeded the settlement amount will be taken into income in the Company's second fiscal quarter.

ITEM 2.CHANGES IN SECURITIES

	A.	During the first quarter ended March 31, 1996 the Company
 completed issuing additional stock under the November 1, 1995 Private Placement Memorandum, collected cash from the stock subscriptions receivable subscribed thereunder prior to December 31, 1995 and completed the 6.7 million common stock reductions from the former owners of MAINTECH Resources, Inc. all as described in the Company's December 31, 1995
 Form 10-KSB/A-1. As a result, 1,782,000 shares of common stock were issued after December 31, 1996 pursuant to the Private Placement Memorandum;
 cash was received for the collection of common stock subscriptions receivable for 816,667 shares; and, 6,700,000 shares of common stock were retired without further consideration. Subsequently, the Company issued another 600,000 shares of common stock in March 1996 at $.06 per share.

SIGNATURES



		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  			GLOBAL MAINTECH CORPORATION



 May 9, 1996                        	By:/s/ James Geiser
                                        ------------------------
                                       	James Geiser
		                                     	Chief Financial and
                                        Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




 May 9, 1996	                       	By:/s/ David McCaffrey
                                        ------------------------
                                       	David McCaffrey
                                       	Chief Executive Officer



End of 10-QSB for the quarterly period ended March 31, 1996.