Form 10QSB
period 1996-06-30
GLOBAL MAINTECH CORP
filed 1996-08-14
CIK 783738

Confirmation copy to be returned via Compuserve ID #75364,547

August 12, 1996

Securities and Exchnage Commission
450 Fifth Street, NW
Washington, DC 20549

RE: Global MAINTECH Corporation- file # 014692

Ladies and Gentlemen;

Enclosed herewith for filing are:
1. The digital copy of the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996 using EDGAR. The Company has a manually signed copy on file.
2. A digital copy of the Company's Financial Data Schedule for the nine months ended June 30, 1996 using EDGAR.

Sincerely,
/s/ James Geiser
- ----------------
James Geiser
Chief Financial and
Chief Accounting Officer

Enclosures