Form 10QSB
period 1996-09-30
GLOBAL MAINTECH CORP
filed 1996-11-14
CIK 783738

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

                        Commission File Number 0-14692
                 ______________________________________________

                        Global MAINTECH Corporation

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

                              Yes	X       No______
                ______________________________________________
On November 12, 1996 there were 10,320,428 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

ITEM 1. FINANCIAL STATEMENTS



                            GLOBAL MAINTECH CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                      ASSETS



                                        September 30,        December 31,
                                            1996                 1995
CURRENT ASSETS
	Cash and cash equivalents               $    44,471         $    39,364
 Accounts receivable, less allowance
  for doubtful accounts of $12,500
  and $15,000                                452,177             321,052
	Other receivables                            30,679              40,218
	Inventory                                   253,466             186,812
	Prepaid expenses and other                   41,611              21,004
                                         -----------         -----------
     Total current assets                    822,404             608,450

CAPITALIZED SOFTWARE COSTS                   314,929              		    0

PROPERTY AND EQUIPMENT, NET                   33,487               16,300
                                         -----------          -----------
                                         $ 1,170,820          $   624,750



The accompanying notes are an integral part of these consolidated statements.

                             GLOBAL MAINTECH CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                        September 30,        December 31,
                                            1996                 1995
CURRENT LIABILITIES
	Accounts payable                        $    514,448        $    808,430
	Current portion of notes payable             428,943             479,038
	Convertible subordinated debentures          226,750             261,750
	Accrued liabilities
		Compensation and payroll taxes               60,383              33,810
			Interest                                     8,224              38,070
		 Other                                       53,167               6,430
	Deferred revenue                              27,200                   0
                                          -----------         -----------
					Total current liabilities              1,319,114           1,627,528


		Notes payable, less current portion 				          0              58,000
					                                     -----------         -----------
     Total liabilities                      1,319,114           1,685,528

STOCKHOLDERS' EQUITY (DEFICIT)
	Voting, convertible preferred stock
   - Series A, convertible into one
   common stock share for each pre-
			ferred share, no par value; 887,980
   shares authorized; 865,208 shares
   issued and outstanding; total liquid-
   ation preference of outstanding
   shares-$1,622,000                          405,770            405,770
	Common stock, no par value; 49,112,020
   shares authorized; 10,320,428 shares
   issued and outstanding                           0                  0

	Additional paid-in-capital                 1,191,169            906,658
	Accumulated deficit                       (1,745,233)        (2,373,206)
                                          -----------        -----------
				Total stockholders' deficit              (148,294)        (1,060,778)
                                          -----------        -----------

                                          $ 1,170,820        $   624,750


The accompanying notes are an integral part of these consolidated statements.

                            GLOBAL MAINTECH CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         Three Months Ended            Nine Months Ended
                            September 30                  September 30
                         1996           1995           1996          1995

Net sales           $   801,817    $   181,947    $ 2,006,091    $   613,647

Cost of sales           224,814         66,455        646,745        142,751
                    -----------    -----------    -----------    -----------
		Gross profit          577,003        115,492      1,359,346        470,895

Operating expenses
 Selling, general
  and administrative    188,098        201,884        490,264        633,283
	Research and
  development            39,993              0        186,102              0
                    -----------    -----------    -----------    -----------
Income from
 operations             348,913        (86,392)       682,980       (162,388)

Other income (expense):
 Interest expense       (16,425)       (30,396)       (33,955)      (104,073)
	Interest income              0              0              0          5,715
	Other                        0         (2,294)        (2,554)          (129)
                    -----------    -----------    -----------    -----------
			Total other
    expense, net        (16,425)       (32,690)       (36,509)       (98,487)
                    -----------    -----------    -----------    -----------
		Income from continuing
   operations before
   income taxes         332,488       (119,082)       646,471       (260,874)

	Provision for
  income taxes           18,500          1,800         18,500          4,300
	                   -----------    -----------    -----------    -----------
 Income from continuing
  operations            313,988       (120,882)       627,971       (265,174)
                    -----------    -----------    -----------    -----------

Discontinued operations
	Income from operations       0              0              0              0
	Loss on disposal             0       (159,551)             0        (15,558)
                    -----------    -----------    -----------    -----------
Loss from discontinued
 operations                   0       (159,551)             0        (15,558)
                    -----------    -----------    -----------    -----------
Net income          $   313,988    $  (280,433)   $   627,971    $  (280,732)

Net earnings (loss) per common
  and common equivalent share:
	Continuing
  operations        $     0.021    $    (0.012)   $     0.044    $    (0.031)
	Discontinued
  operations              0.000         (0.016)         0.000          0.000
                    -----------    -----------    -----------    -----------
	Net earnings/
  (loss)            $     0.021    $    (0.028)   $     0.044    $    (0.033)

Weighted average number
 of common and common
 equivalent shares
 outstanding         14,689,871     10,132,148     14,254,034      8,539,550



The accompanying notes are an integral part of these consolidated statements

                            GLOBAL MAINTECH CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended
                                                  September 30,
                                              1996            1995
Cash flows from operating activities:
	Net loss                               $    627,971    $   (280,732)
 Adjustments to reconcile net loss to
		net cash used in operating activities:
 		Depreciation and amortization               7,121          50,872
   (Gain)/Loss on sale of equipment
                                              (1,600)         (8,173)
	Changes in operating assets and liabilities:
  (Increase) decrease  in accounts
	  and other receivables                    (121,585)        (55,403)
  (Increase) decrease in inventory           (66,654)        152,982
  Increase in prepaid expenses               (24,786)         (3,827)
  Decrease in accounts payable              (298,980)       (205,497)
  Increase (decrease) in accrued expenses     48,462         (23,275)
  Increase  (decrease) in deferred revenue    27,200        (148,000)
  Increase in other                                0          33,710
                                         -----------     -----------
	Cash used by operating and
  discontinued activities                    197,149        (487,343)

Cash flows from investing activities:
 Proceeds (payment) from sale (purchase) of
  property and equipment                     (18,530)        743,389
	Investment in computer software costs      (314,929)              0
	Net cash received in merger                       0         637,071
                                         -----------     -----------
 Cash provided (used) by
  investing activities                      (333,460)      1,380,460
                                         -----------     -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock      249,511         150,000
	Conversion to equity of subordinated
  debentures                                  35,000               0
	Decrease in short-term notes payable        (85,095)        (62,641)
 Principal payments on mortgage
  note payable                                     0        (620,000)
	Decrease in long-term notes payable         (58,000)       (268,490)
                                         -----------	    -----------
	Cash provided (used) by
  financing activities                       141,416        (801,131)
                                         -----------     -----------
       Net increase (decrease) in cash         5,107          91,986
Cash and cash equivalents at
 beginning of period                          39,364          24,309
                                         -----------     -----------
Cash and cash equivalents at
 end of period                           $    44,471     $   116,295



The accompanying notes are an integral part of these consolidated statements.

FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	General


	The Company was incorporated under the laws of the State of Minnesota in 1985. In May 1995, the Company's name was changed to Global MAINTECH Corporation from Mirror Technologies, Incorporated. Global MAINTECH, Inc., formerly MAINTECH Resources, Inc., a Minnesota corporation (-MAINTECH+), is the principal operating subsidiary of the Company.
Effective January 1, 1995, the Company merged with MAINTECH whereby MAINTECH became a wholly owned subsidiary of the Company.


		For the fiscal years 1992, 1993 and 1994 the majority of the Company+s activity had been in buying and selling used IBM mainframes, parts and features. During this time the Company changed its business strategy and began to maintain and monitor computer equipment in large data centers. In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, the Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the U. S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code. The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Enterprise Control System or ECS, in the data centers of a large industrial and financial company.

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

	The ECS competes with internal monitoring systems (which monitor certain pieces of hardware internally) sold by other companies. Sales of internal monitoring systems within the U.S. were estimated at $700 million for 1994.
It is believed the market recently has been expanding at a rapid rate, growing over 30% in recent years. The Company believes the ECS is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software that enables computers that contain different processors to be linked together. The Company has adapted the ECS and coupled it with proprietary software to form an enterprise computing management system. The market size for computer networking systems, which is one segment of the enterprise computing system market, is estimated to be $15 billion per year within the U.S. The ECS can also be used to monitor and control desktop and mid-range servers.

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

Reclassifications


	Certain reclassifications have been made to the fiscal 1995 data to conform with the fiscal 1996 presentation.

Reverse Stock Split

 The Company effected a reverse stock split of 1 share of the Company's Common or Preferred Stock, as appropriate, on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the Preferred Stock, the aggregate number of authorized shares is now 49,112,020,

 The reverse stock split does not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Company's capital stock.

Common Equivalent Shares Outstanding


	The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and can expect to participate in the appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding for the quarter ended September 30, 1996 include the weighted average of 9,798,753 common shares outstanding, the 865,207 shares of preferred stock outstanding since their issuance on September 13, 1994, and stock options and warrants which have a dilutive effect. The stock options and warrants included as common equivalent shares outstanding total 4,025,911 and are computed by application of the treasury stock method.

Capitalized Computer Software Costs

 In the quarter ended September 30, 1996, the Company recorded capitalized computer software costs, which represent software production costs incurred in connection with the development of enhancements to one or more particular software programs. The amount of such computer software costs recorded is $314,929 and will be amortized over a 36 month period. Amortization of these costs and a determination of net realizable value of any unamortized costs will begin in the quarter ending December 31, 1996. The Company has a plan to modify a completed software version each quarter in the form of a new "release". The production costs of each new release will also be capitalized and amortized over a 36 month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
	Net cash provided by operations for the nine month period ended September 30,
1996 was approximately $197,000. Cash was generated from net income for the nine month period ended September 30, 1996 of approximately $630,000. In addition, cash was provided from a moderate increase in deferred revenue and accrued expenses. Cash was used primarily to reduce accounts payable of approximately $300,000, to fund an increase in accounts receivable of approximately $120,000 and to fund an increase in inventory of approximately $67,000.


	Sales for the quarter ended September 30, 1996 were approximately $800,000 compared to sales of approximately $180,000 in the same period in 1995.
Sales for the nine month period ended September 30, 1996 were $2.0 million compared to $0.6 million in the same period in 1995. The increase in sales was due to increased sales of the Company's Enterprise
Control System ("ECS") product. The gross profit margin percentage in the quarter ended September 30, 1996 was approximately 72% compared to approximately 64% in the same period in the prior year and approximately 68% for the nine month period ended September 30, 1996 compared to approximately
77% in the same period in 1995. With the exception of the one-time high gross margin sale in the quarter ended March 31, 1995, the gross margin percentage has improved during 1996, to date, over the comparable period for the prior year. The Company attributes this improvement primarily to value adding software improvements and partially to improved cost efficiencies. This trend is evident in the increased gross margin in the quarter ended September 30, 1996 compared to the same quarter in the previous year. The trend is less obvious for the nine month period because the year to date gross profit margin percentage for the comparable period for the prior year includes a one-time sale of software with a low associated cost of sale.

	Selling and general and administrative costs were approximately $190,000 for the quarter ended September 30, 1996 and approximately $200,000 in the same period in 1995. For the nine month period ended September 30, 1996 these costs were approximately $490,000 compared to $630,000 in the comparable period for the prior year. The $10,000 quarterly decrease and the $140,000 nine month decrease are both primarily related to declines in salary and professional expenses which were partially offset by an increase in travel and entertainment expenses. Salary expense declined due to a decrease in administrative personnel and professional expenses decreased primarily due to a decline in legal expenses. In the quarter ended
September 30, 1995, the Company incurred legal expenses in connection with certain legal issues arising prior to the merger of the present legal entities and for the nine month period ended September 30, 1995 the Company incurred legal costs in connection with the merger with MAINTECH Resources, Inc. Travel and entertainment expenses increased in the three and nine month periods ended September 30, 1996 due to increased activity related to new sales. Research and development expenses incurred in the three and nine month periods ended September 30, 1996 relate entirely to the continuing development of the ECS product and costs incurred for minor software updates. There was no comparable activity in the three or nine month month periods ended September 30, 1995.


	Non-operating expenses for the quarter and for the nine month period ended September 30, 1996 and September 30, 1995 primarily consisted of interest expense. Interest expense includes accrued interest on the Company's convertible subordinated debentures, notes payable to vendors, a bank and individuals. Interest expense declined primarily due to a decline in total debt. From January 1, 1995 to September 30, 1996, unsecured debt declined by approximately $1.0 million, of which $400,000 is due to the forgiveness of subordinated debt held by certain officers of the Company in 1995.

 Cash was used by investing activities primarily to fund capitalizable computer software costs associated with the Company's ECS product.


	Cash was provided by financing activities primarily due to the issuance of common stock for approximately $169,000 during January 1996 and $81,000 in September 1996 and partially due to conversion of some of the subordinated convertible debentures. A portion of these proceeds was used to reduce debt.

Liquidity and Capital Resources


	As of September 30, 1996, the Company had negative working capital of approximately $500,000 compared to negative working capital as of December 31, 1995 of $1,019,000. The negative working capital is primarily due to the approximately $656,000 of debt obligations due in the next twelve months.
This includes convertible subordinated debentures of $226,750 ("Debentures") due on July 1, 1996. No principal payments have been made on the Debentures as of November 13, 1996. Another $345,000 debt payment is due in monthly or quarterly installments through December 31, and the remainder of approximately $84,000 is due after December 31, 1996.
If the assumption that earnings for the remainder of 1996 continue at a level equal to the first nine months of such year, the Company believes the cash flow from its current operating activities will continue to be sufficient to satisfy its current liabilities as they become due, with the exception of the Debentures.

	During the nine month period ended September 30, 1996, the Company used a portion of its operating cash to reduce accounts payable and to fund an increase in operating assets such as accounts receivable and inventory.
Another signifcant use of cash was the investment in capitalized computer software costs. This activity, begun in the quarter ended September 30, 1996, is designed to enhance the existing product offerings of the Company.
The research and development investing activity was funded from a combination of net cash from operating activities and financing activities. Net cash from financing activities is primarily the result of the issuance of common stock partially offset by reductions in notes payable.


	The Company's past losses from discontinued operations and its remaining debt obligations, indicate additional capital will be needed to fund the Company's future cash needs, particularly the maturing Debentures.
The Company believes increased sales of its ECS product will provide operating capital to satisfy some of these requirements. However, it is likely additional capital will be needed to satisfy all the obligations as they become due. And the company is currently unable to meet the payment obligation on its matured Debentures of $226,750 and principal and interest payments on two unsecured senior notes payable totalling another approximately $45,000. There can be no assurance that either sufficient sales will occur or that additional sources of new capital will be found to allow the Company to meet such obligations. If the Company does not succeed in one or both of these areas, the effect on the business could be material and adverse. During the last nine months, the Company borrowed periodically against its accounts receivable from its principal bank and may continue to do so in the future and issued unsecured debt to individual investors and an officer of the Company.
As of September 30, 1996,the Company had no debt outstanding from its principal bank.

 During 1995, the Company began to focus its activities on the computer monitoring and control systems operations and to reduce its Brokerage operations. By the end of 1995, the Company had discontinued and sold its Brokerage operations.


	The liquidity and capital resources of the Company have been diminished as a result of the discontinued operations and a substantial portion of the current interest bearing obligations that remain with the Company as of September 30,
1996 relate to the Brokerage activities not assumed by the buyer of the discontinued operations. The Company's ability to renegotiate or convert portions of its notes payable and to attract additional capital to facilitate these negotiations is uncertain, as is the timing of new sales of ECS units. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent
this plan is delayed, the Company will seek the continued forbearance of its lenders.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES


	The Company issued a Private Placement Memorandum dated August 19, 1996 (the "Memorandum") offering for purchase shares of the Company's common stock up to 600,000 shares at $0.50 per share adjusted for the reverse stock split discussed below. As of September 30, 1996, 240,000 shares were issued pursuant to this Memorandum. During October 1996, the Company issued an additional 280,000 shares in connection with such offering. The Memorandum names Maven Securities, Inc. as the exclusive placement agent and agrees to pay the placement agent 10% commission and 3% expenses and to issue a warrant for up to 30,000 shares of common stock exercisable at $0.50 per share.
The shares of common stock issued pursuant to the Memorandum are exempt from registration under Rule 506 of Regulation D of the Securities
Act of 1933.

 The Company effected a reverse stock split of 1 share of the Company's Common or Preferred Stock, as appropriate, on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the Preferred Stock, the aggregate number of authorized shares is now 49,112,020.

 The reverse stock split does not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Company's capital stock.

ITEM 3. DEFAULT UPON SENIOR DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

	The Company is more than thirty days in default on principal payments of convertible subordinated debentures, all of which matured on July 1, 1996.
Prior to certain changes occurring in the third quarter of 1996, the principal amount was $261,750. During the third quarter of 1996, holders of $35,000 of such convertible subordinated debentures converted their debentures into common stock and another debenture holder accepted a replacement subordinated convertible debenture maturing
September 1, 1997. As a result, the principal payments in default have been reduced from $261,750 to $176,750. In addition, interest payments have been disbursed monthly for the period July through October on the delinquent principal amount of $176,750.

  Separately, the Company is more than thirty days in default on principal and interest payments of $17,343 and $1,580, respectively, on a $114,234 note payable to a vendor.


	A third principal and interest default exists on a note payable to a related party. The principal amount in default is $25,000 and interest payment default is $1,350 on a note payable totalling $41,667.

SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GLOBAL MAINTECH CORPORATION


November 13, 1996	                                  By: /s/ James Geiser
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




November 13, 1996	                                  By: /s/ David McCaffrey
			                                                    David McCaffrey
	                                                      Chief Executive Officer