Form 10KSB
period 1996-12-31
GLOBAL MAINTECH CORP
filed 1997-03-31
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the  Fiscal Year Ended December 31, 1996

                         Commission File Number 0-14692

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

                                Yes   X     No
                                    -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [x]

The Company's revenues for the Fiscal Year Ended December 31, 1996 totaled $2,129,503

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1997 was approximately $19,442,387 based upon the closing bid price on the OTC Bulletin Board on that date. The number of shares of the Company's no par value common stock outstanding as of March 5, 1997 was 13,577,068

Transitional Small Business Disclosure Format (Check One):

                                Yes       No  X
                                    -----   -----



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1996 are incorporated by reference in part III



Copies of the Company's Forms 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from James Geiser at the Company, 6468 City West Parkway, Eden Prairie, Minnesota 55344, phone 612-944-0400

                        SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in
Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                    PART I
                                    ------

Item 1.  Description of Business.

General

  The Company was incorporated under the laws of the State of Minnesota in 1985. As of March 1, 1997/December 31, 1996, the Company had no paid employees for a period of over one year and its principal subsidiary, Global MAINTECH, Inc., a Minnesota corporation ("MAINTECH"), had sixteen paid employees as of March 1, 1997.

  At the Company's annual shareholders meeting in 1995, the shareholders approved, among other things, the change of its name to Global MAINTECH Corporation from Mirror Technologies, Incorporated.

  Effective January 1, 1995, the Company merged with MAINTECH (the "Merger"), pursuant to the terms of an Agreement and Plan of Merger, dated December 6, 1994, as amended (the "Agreement"), among the Company, Mirror Consolidation Company, a Minnesota corporation and wholly owned subsidiary of Mirror ("Mirror Subsidiary"), and MAINTECH. Under the terms of the Agreement, each share of MAINTECH's common stock was converted into 71.75 shares of the Company's common stock. As a result, the Company issued 5,740,000 shares of common stock in exchange for all of the outstanding capital stock of MAINTECH. MAINTECH had four operating units all related to the IBM mainframe computer business which included engineering, brokerage, parts and services to users of IBM mainframe computers ("Brokerage") and a start up unit engaged in the development of software and the sale of a hardware product which when sold in combination is designed to consolidate control and automate the operation of large corporate data centers ("VCC").

  Effective December 31, 1995, the Company sold its Brokerage business.

  Global MAINTECH, Inc., a wholly owned subsidiary of the Company, is the operating entity resulting from the Merger. In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, the Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the U. S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code. The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Virtual Command Center ("VCC"), in the data centers of a large industrial and financial company. In 1996 the Company sold an additional 7 systems and added two additional customers.

  The VCC is a tool designed to do three functions: the first is to consolidate consoles (computer terminals with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control; the second is to monitor and control the computers connected to the virtual console; and, the third is to automate most, if not all, of the routine processes performed by computer operators in data centers. The VCC can be operated from a remote location and accepts multiple computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

  The VCC competes with internal monitoring systems (which monitor certain pieces of hardware internally) sold by other companies in the form of software, only. Sales of internal monitoring systems within the U.S. were estimated at $700 million for 1994. It is believed the market recently has been expanding at a rapid rate, growing over 30% in recent years. The Company believes the VCC is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software that enables computers that contain different processors to be linked together. The Company has adapted the VCC and coupled it with proprietary software to form an enterprise computing management system. The VCC can be used to monitor and control desktop, mid-range servers and mainframes. The market size for computer networking systems, which is one segment of the enterprise computing system market, is estimated to be $15 billion per year within the U.S.

  The Company is now engaged solely in the business of manufacturing and selling VCC systems that monitor and control large computer data centers. This business generated all of the Company's revenue in 1996 and over 90% of the revenue in 1995. Certain of the revenues represent maintenance service revenue and consulting revenue from its customer base. In 1995 the Company had one customer and three customers in 1996. While this concentration on a few customers is significant, the Company believes the credit risk is minimal due to the credit worthiness of each customer.

Item 2.  Description of Property.

  The Company conducts its business in a 3,100 square foot office at 6468 City West Parkway, Eden Prairie, MN 55344. The lease for this facility provides for monthly payments through July 31, 1998 without extension or renewal. In August 1996 the Company entered into an office lease with 1,545 square feet at 17310 Redhill Avenue, Suite 115, Irvine, CA 92714. This lease provides for monthly payments through July 30, 1998 and is used as a sales and technical development office. The Company is responsible for utilities, insurance, and other operating expenses at both locations.

Item 3.  Legal Proceedings.

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters.

  The Company's common stock trades on the OTC Bulletin Board under the symbol "GLBM". Prior to November 12, 1996, the Company's common stock traded under the symbol "GBMT". The Company effected a 1-for-5 reverse split on November 12, 1996.

  The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 1996 and 1995. These quotations represent prices quoted between dealers as if the 1-for-5 reverse stock split had occurred on January 1, 1995, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                          Year Ended December 31, 1996

                                           Common Stock
                          Quarter            Low   High
                          -----------------------------
                          First            $0.30  $0.75
                          Second            0.40   1.60
                          Third             0.65   1.30
                          Fourth            0.90   1.81




                          Year Ended December 31, 1995

                                           Common Stock
                          Quarter            Low   High
                          -----------------------------
                          First            $0.30  $0.65
                          Second            0.25   0.55
                          Third             0.15   0.40
                          Fourth            0.20   0.45

  As of March 5, 1997, the Company had approximately 494 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Changes in Securities.

  The Company issued a Private Placement Memorandum dated November 25, 1996, as amended by Supplement No. 1 thereto dated February 10, 1997, (the "Memorandum") offering for purchase up to 2,415,000 shares of the Company's common stock at $0.75 per share as adjusted for the reverse stock split discussed below. As of December 31, 1996, 653,500 shares were issued pursuant to this Memorandum. During January and February 1997, the Company issued an additional 1,632,801 shares in connection with such offering. The Memorandum names Maven Securities, Inc. as the exclusive placement agent. The Company agreed to pay the placement agent a 10% commission, a 3% fee for expenses and to issue to such agent a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $0.75 per share. The shares of common stock issued pursuant to the Memorandum are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

  The Company effected a 1-for-5 reverse stock split of the Company's common or preferred stock, as appropriate, on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the preferred stock, the aggregate number of authorized shares is now 49,112,020. The reverse stock split did not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Company's capital stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations

  The consolidated financial statements that accompany this discussion show the operating results of the Company for the years ended December 31, 1996 and 1995. These results include the operations of Global MAINTECH, Inc., a new subsidiary which prior to 1996 had been engaged in certain aspects of the mainframe computer business (Brokerage). In December 1995, the Brokerage business was discontinued. The Company continues in the computer monitoring and control systems business.

  Net cash provided in operating and discontinued activities for the year ended December 31, 1996 was approximately $56,000 compared to a use of cash of approximately $651,000 for such activities in the year ended December 31, 1995. During the year ended December 31, 1996 cash was provided by net income and deferred revenue as well as by non-cash expenses of depreciation and amortization. This increase of net cash was substantially offset by a reduction of accounts payable of approximately $412,000, a $112,000 increase in accounts receivable, and a $107,000 increase in leased equipment.

  Sales from continuing operations for the year ended December 31, 1996 were approximately $2,130,000 compared to sales of continuing operations of $1,174,000 in the year ended December 31, 1995. Sales for the current year ended December 31, 1996 reflect business activity generated by the new business unit, known as the Virtual Command Center or VCC unit. VCC unit sales were approximately $1.8 million in 1996 compared to approximately $1.0 million in 1995. Maintenance fees of approximately $206,000 on previously sold systems were generated for the first time in 1996. Remaining revenue of approximately $103,000 in 1996 is primarily the result of miscellaneous computer parts sales to existing customers. In 1995, revenue of approximately $174,000 incremental to VCC unit sales was derived from remote facility support which activity has been replaced with VCC support and maintenance fees. The gross margin on sales was approximately 71% in 1996 compared to 70% in 1995. The components of gross margin in the two years are similar and the Company considers the gross margin comparison to be essentially unchanged.

  Selling, general and administrative costs for the year ended December 31, 1996 were approximately $962,000 compared to approximately $764,000 for the same period in the prior year. This $198,000 increase is primarily due to increases in salary expense which reflects an increase in paid employees which grew during the year from six to sixteen. This increase began in April 1996 and was substantially completed by October 1996. Other "S,G&A" costs showed a reasonable variance from the prior year but the variances substantially offset each other. Advertising, travel and expense and equipment lease expenses all were higher in the year ended 1996 versus 1995. This reflects the increased activities in the business: advertising and travel are directly related to increased selling activities; and the increased equipment lease expense is related to a lease of two IBM development computers with a mainframe operating system. Professional and technical expenses, depreciation expense, insurance expense and building rent all declined in 1996 compared to 1995. Professional and technical expenses decreased due to the settlement or elimination of any litigation from prior business activities and the reduced professional activities associated with the discontinuance of certain businesses. Depreciation expense declined due to the use of a rapid depreciation rate and the age of the equipment. The Company uses a double declining depreciation rate and most of the depreciable equipment reached the end of an average three year life in 1996. Insurance expense declined because the Company received an unexpected insurance refund and a commensurate reduction in 1996 rates during 1996. The reduced building expense is due to the smaller rentable space in 1996 (the Company moved in December
1995) compared to 1995. This was partially offset by an additional small office which the Company opened in August 1996 in Irvine, CA. Research and development expenses in 1996 and 1995 relate to the on-going maintenance of existing software and comprise salaries and consulting fees for technical expertise. In 1996 this cost was approximately $37,000 higher than in the year ended 1995.

  Non-operating expenses in the year ended December 31, 1996 consisted primarily of interest expense. Interest expense includes accrued interest on the Company's convertible subordinated debentures, notes payable to vendors, a bank, and an individual. Total debt outstanding declined 58% or approximately $419,000 (which amount includes $260,000 of debt converted to common stock) from December 1995 to December 1996.

  Cash used for investing activities of approximately $579,000 reflects investments of approximately $474,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $68,000 of patent costs. The Company also purchased approximately $37,000 of machinery and equipment. In 1995 the Company generated proceeds from the sale of a building producing net cash after payment of the mortgage on the property of approximately $125,000. Cash received from the merger with Global MAINTECH Corporation was approximately $637,000.

  Net cash of approximately $516,000 was provided by financing activities in the year ended December 31, 1996. This is the result of net proceeds from the issuance of common stock of $675,000 through three separate Private Placement Memoranda at per share prices of $0.30, $0.50 and, at the end of the year 1996, at $0.75, offset by a reduction of notes payable of approximately $159,000. Also, common stock in the total amount of $260,000 was issued to converting debentures during 1996. In the year ended 1995 cash was used by financing activities partially due to the sale of the Company's building in January 1995, a substantial portion of which was used to repay the mortgage note payable and to reduce other notes payable of the Company. Cash was raised through the sale of common stock in 1995 of approximately $427,000.

Liquidity and Capital Resources

  As of December 31, 1996, the Company had negative working capital of approximately $400,000 compared to negative working capital of approximately $1,019,000 as of December 31, 1995. The negative working capital as of December 31, 1996 is primarily due to current notes payable of approximately $212,000 and convertible subordinated debentures of approximately $152,000 for a total of $364,000. As of December 31, 1996, the Company was delinquent in principal payments on $283,000 of this debt. During January and February 1997, the Company completed the issuance of common stock pursuant to the terms of the November 25, 1996 Private Placement Memorandum and raised an additional $1.1 million net of stock issue costs at a price per share of $0.75. (This in addition to the approximate $450,000, net of stock issue costs, issued in 1996.) A portion of these proceeds was used to cure the delinquency status on all debt except the convertible subordinated debentures. On February 28, 1997 the Company also paid principal on one-third of these debentures.

Presently, the Company believes it has sufficient working capital to pay its current liabilities. This depends on the Company's ability to collect its accounts receivable and to make sales sufficient to realize the full value of its current inventory. Since the Company has demonstrated its ability to realize gross margins of approximately 70% on its sales and has not experienced any bad debts on its accounts receivable, management believes the Company's financial health will continue to improve as additional sales are realized. To that end, the Company has continued to purchase additonal inventory in anticipation of additonal sales. However, in spite of the Company's best efforts, there can be no assurance that sales will be sufficient to cover expenses and to contribute additional capital. In the event sales are slow or insufficient, the Company will seek additional capital from outside sources and there can be no assurance such additional capital can be raised on terms favorable to the Company.

  During the year ended December 31, 1996, the Company's liquidity and capital resources were substantially improved. The Company's operating plan for the year ending December 31, 1997 anticipates a substantial increase in sales over the year ended December 31, 1996 with a commensurate increase in net income. As a result this operating plan expects a significant increase in the liquidity and capital resources of the Company. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its creditors.

Item 7.  Financial Statements.

                             Index to Financial Data
                                                            Page
                                                            ----

Independent Auditors' Report                                  8


Consolidated balance sheets                                   9


Consolidated statements of operations                        11


Consolidated statements of stockholders' equity (deficit)    12


Consolidated statements of cash flows                        13


Notes to consolidated financial statements                   14

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Global MAINTECH Corporation

We have audited the accompanying consolidated balance sheets of Global MAINTECH Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global MAINTECH Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Global MAINTECH Corporation will continue as a going concern. As discussed in note 3, the Company's 1996 working capital deficit and accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 14, 1997

--------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      December 31,  December 31,
                                                          1996          1995
                                                      ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                            $   32,890    $   39,364
  Accounts receivable, less allowance for
   doubtful accounts of $15,000                           451,599       321,052
  Other receivables                                        21,519        40,218
  Inventory                                               217,943       186,812
  Prepaid expenses and other                               26,706        21,004
                                                       ----------    ----------
    Total current assets                                  750,657       608,450

Property and equipment, net                                31,221        16,300
Leased equipment, net (note 9)                             82,377             -
Patent costs, net (note 1)                                 61,779             -
Software development costs, net (note 1)                  425,519             -

     TOTAL ASSETS                                      $1,351,553    $  624,750
                                                       ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      December 31,  December 31,
                                                          1996          1995
                                                      ------------  ------------

CURRENT LIABILITIES
  Accounts payable                                    $   396,004   $   808,430
  Current portion of notes payable (note 6)               211,613       479,038
  Convertible subordinated debentures (note 5)            151,750       261,750
  Accrued liabilities:
    Compensation and payroll taxes                         79,655        33,810
    Interest (notes 5 and 6)                               13,960        38,070
    Other                                                  38,325         6,430
  Deferred revenue                                        259,747             -
                                                      -----------   -----------

      Total current liabilities                         1,151,054     1,627,528
                                                      -----------   -----------
  Notes payable, less current portion (note 6)             16,600        58,000
                                                      -----------   -----------
      Total liabilities                                 1,167,654     1,685,528

STOCKHOLDERS' EQUITY (DEFICIT)
  Voting, convertible preferred stock - Series A,
   convertible into one common share for each
   preferred share, no par value; 887,980 shares
   authorized; 700,667 in 1996 and 865,207 shares
   in 1995 issued and outstanding; total liquidation
   preference of outstanding shares-$1,314,000            328,601       405,770
  Common stock, no par value; 49,112,020 shares
   authorized; 13,260,533 in 1996 and 10,487,695
   shares in 1995 issued and outstanding                        -             -
  Additional paid-in-capital                            2,243,438       906,658
  Notes receivable - officers                            (324,500)            -
  Accumulated deficit                                  (2,063,640)   (2,373,206)
                                                      -----------   -----------
      Total stockholders' equity (deficit)                183,899    (1,060,778)
                                                      -----------   -----------
Commitments and contingencies (notes 4 and 9)
                                                      $ 1,351,553   $   624,750
                                                      ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
Net sales                                              $ 2,129,503  $ 1,173,744
Cost of sales                                              625,467      350,585
                                                       -----------  -----------
      Gross profit                                       1,504,036      823,159
Operating expenses:
  Selling, general and administrative                      962,398      763,807
  Research and development                                 150,273      113,234
                                                       -----------  -----------
      Income (loss) from operations                        391,365      (53,882)
Other income (expense):
  Interest expense                                         (60,745)    (134,453)
  Interest income                                                -        7,309
  Other                                                     (2,554)      (7,770)
                                                       -----------  -----------
      Total other expense, net                             (63,299)    (134,914)
                                                       -----------  -----------
      Income (loss) from continuing operations before
       income taxes                                        328,066     (188,796)
  Provision for income taxes                                18,500        5,850
                                                       -----------  -----------
    Income (loss) from continuing operations               309,566     (194,646)
                                                       -----------  -----------
Discontinued operations (note 4):
  Income from operations                                         -     (174,578)
  Loss on disposal                                               -     (420,630)
                                                       -----------  -----------
    Loss from discontinued operations                            -     (595,208)
                                                       -----------  -----------
      Net income (loss)                                $   309,566  $  (789,854)
                                                       ===========  ===========
Net earnings (loss) per common and common
 equivalent share (notes 2, 4 and 7):
  Continuing operations                                $     0.022  $    (0.019)
  Discontinued operations                                    0.000       (0.059)
                                                       -----------  -----------
  Net earnings (loss)                                  $     0.021  $    (0.078)
                                                       ===========  ===========
Weighted average number of common and common
 equivalent shares outstanding                          14,268,610   10,128,098
                                                       ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    Years ended December 31, 1996 and 1995

                                             Preferred stock        Common stock    Additional    Notes
                                             -------------------------------------    paid-in   Receivable- Accumulated
                                             Shares   Amount       Shares   Amount    capital    Officers     deficit       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                   -      $   -          80,000  $ 800 $   79,200       -      ($1,583,352) ($1,583,352)

 Net loss                                      -          -           -        -         -          -         (789,854)    (789,854)

 Stockholder debt forgiveness (note 10)        -          -           -        -      400,000       -            -          400,000

 Subsidiary common stock retired
  in connection with merger (note 2)           -          -         (80,000)  (800)      -          -            -             (800)

 Common stock issued in connection
  with merger (note 2)                         -          -       9,070,361    -       21,471       -            -           21,471

 Common stock issued (note 7)                  -          -       1,558,000    -      456,200       -            -          456,200

 Stock subscriptions receivable (note 7)       -          -        (163,333)   -      (47,000)      -            -          (47,000)

 Stock issue costs (note 7)                    -          -           -        -      (13,843)      -            -          (13,843)

 Preferred stock related to merger (note 2) 887,874    416,400        -        -         -          -            -          416,400

 Converted preferred shares (note 7)        (22,667)   (10,630)      22,667    -       10,630       -            -             -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                865,207    405,770   10,487,695    -      906,658       -       (2,373,206)  (1,060,778)

 Net income                                    -          -           -        -         -          -          309,566      297,766

 Common stock issued (note 7)                  -          -       1,609,965    -      777,545       -            -          777,545

 Stock issue costs (note 7)                    -          -           -        -     (119,434)      -            -         (119,434)

 Voluntary stock reduction (note 7)            -          -      (1,340,000)   -         -          -            -             -

 Conversion of notes payable (note 7)          -          -         200,000    -      150,000       -            -          150,000

 Conversion of subordinated debentures
  (note 7)                                     -          -         168,334    -      110,000       -            -          110,000

 Common stock options and warrants
  exercised (note 7)                           -          -       1,970,000    -      341,500       -            -          341,500

 Exercise officer stock options (note 7)       -          -            -       -         -       (324,500)       -         (324,500)

 Converted preferred shares (note 7)       (164,540)   (77,169)     164,540    -       77,169       -            -             -
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                700,667   $328,601   13,260,533  $ -   $2,243,438   ($324,500) ($2,063,640)  $  183,899
====================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                                                  December 31,
                                                                            ------------------------
                                                                               1996          1995
                                                                            ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                         $  309,566    $ (789,854)
  Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                                          101,215        76,253
        Loss on disposal of discontinued operations                               -          420,630

        Changes in operating assets and liabilities:
           (Increase) decrease  in accounts
                 and other receivables                                        (111,848)     (109,741)
           (Increase) decrease in inventory                                    (31,131)      (33,830)
           Increase in leased equipment                                       (107,140)         -
           (Increase) decrease in prepaid expenses                              (5,702)        1,453
           Decrease in accounts payable                                       [412,426]       (48,970)
           Increase (decrease) in accrued expenses                              53,630       (39,739)
           Increase (decrease) in deferred revenue                             259,747      (148,000)
           Increase in other                                                      -           20,467
                                                                            ----------    ----------
  Cash provided (used) by operating and discontinued activities                 55,911      (651,331)
                                                                            ----------    ----------
Cash flows from investing activities:
  Proceeds (payment) from sale (purchase) of
            property and equipment                                             (37,173)      764,454
  Investment in patent costs                                                   (67,779)         -
  Investment in software development costs                                    (473,719)         -
  Net cash received in merger                                                     -          637,071
                                                                            ----------    ----------
  Cash provided (used) by investing act                                       (578,671)    1,401,525
                                                                            ----------    ----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                   675,111       426,658
  Decrease in short-term notes payable                                        (117,425)     (109,266)
  Principal payments on mortgage note payable                                     -         (620,000)
  Decrease in long-term notes payable                                          (41,400)     (432,531)
                                                                            ----------    ----------
  Cash provided (used) by financing activities                                 516,286      (735,139)
                                                                            ----------    ----------
           Net increase (decrease) in cash                                      (6,474)       15,055

Cash and cash equivalents at beginning of year                                  39,364        24,309
                                                                            ----------    ----------
Cash and cash equivalents at end of year                                    $   32,890    $   39,364
                                                                            ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:      Interest                              $   62,686    $  125,517
                                      Taxes                                       -            8,126
Supplemental disclosure of noncash investing and financing activities:
  During 1996, $260,000 of notes payable and convertible subordinated debentures were converted to common stock.

 The accompanying notes are an integral part of these consolidated statements.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business: At the Company's annual shareholders meeting on May 15, 1995, the shareholders approved, among other things, the change of its name to Global MAINTECH Corporation from Mirror Technologies, Incorporated.

     Global MAINTECH, Inc. ("MAINTECH") is the operating entity resulting from the merger between MAINTECH and Mirror Technologies, Incorporated ("Mirror") effective January 1, 1995 (see note 2). In late 1994, the Company became the exclusive distributor, outside of Japan, of the monitoring system of Circle Corporation of Japan. In 1995, the Company adapted this monitoring system which is oriented to single-unit users and to simple functions, to meet the more complex requirements of the U. S. market. While the Company continues to buy some hardware and software from Circle Corporation, the Company has added significant architecture, compiling and source code. The updated system provides enhanced operational control over computer hardware and software. In 1995, the Company made its first three installations of this system, now called the Virtual Command Center or VCC, in the data centers of a large industrial and financial company. In 1996 the Company sold an additional 7 systems and added two additional customers.

     The VCC is a tool designed to do three functions: the first is to consolidate consoles (computer terminals with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control; the second is to monitor and control the computers connected to the virtual console; and, the third is to automate most, if not all, of the routine processes performed by computer operators in data centers. The VCC can be operated from a remote location and accepts multiple different computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

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

Revenue recognition: Revenue is recognized upon the latter of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment or acceptance. The Company sells maintenance agreements which require minor updates of software to be delivered to the customers free of charge. New versions of the Company's software representing a major upgrade are not a part of the maintenance agreements. The Company expenses the costs of minor updates to its software as incurred.

Patents: Patents are stated at cost and are amortized over three years using the straight-line method.

Capitalized Software Development Costs: Under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverabilty of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In 1996, upon attaining technological feasibility of certain software products and enhancements, the Company capitalized subsequent software development costs. Software development costs capitalized will be amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years. Under SFAS No. 86, amortization of capitalized software costs commences upon the general release of the software which occurred in fourth quarter 1996. Amortization of $48,200 of software development costs was recorded in 1996.

Research and development: Research and development costs are expensed as incurred.

Stock Based Compensation: The Company has adopted the disclosure requirements under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting and Disclosure of Stock-Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 (APB No.
25), Accounting for Stock Issued to Employees and related interpretations in accounting for is plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

Reverse Stock Split: The Company effected a reverse stock split of 1 share of the Company's Common Stock or Series A Preferred Stock for each 5 shares of the Company's Common or Preferred Stock, as appropriate, on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the Preferred Stock, the aggregate number of authorized shares is now 49,112,020. The effect of the stock split has been retroactively reflected in the accompanying consolidated financial statements and notes thereto.

The reverse stock split does not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Company's capital stock.

Net income (loss) per share: The net income (loss) per common share and common share equivalents is computed by dividing net income (loss) by the weighted average number of shares and dilutive common share equivalents outstanding during each period. Common equivalents result from dilutive stock options and warrants computed using the treasury stock method. Common equivalent shares are excluded for 1995 because of their anti-dilutive effect.

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

Fair value of instruments: All financial instruments are carried at amounts that approximate estimated fair values.

Use of estimates: Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Note 2.  Merger Transaction

Effective January 1, 1995, Mirror merged with MAINTECH, a Minnesota corporation (the "Merger"), pursuant to the terms of an Agreement and Plan of Merger, dated December 6, 1994, as amended (the "Agreement"). Under the terms of the Agreement, each share of MAINTECH's common stock was converted into 71.75 (post-reverse stock split) shares of Mirror's common stock. As a result, Mirror issued 5,740,000 shares of common stock in exchange for all of the outstanding capital stock of MAINTECH.

In connection with the Merger, outstanding options of MAINTECH to purchase 68,214 shares of MAINTECH's common stock converted into the right to purchase approximately 4,894,401 shares of Mirror's common stock at an exercise price of $0.15 per share. Stock for the purchase of options covering 4,840,000 shares of Mirror's common stock will vest on June 1, 1999, or earlier, subject to the merged business (the "Company") attaining certain earnings levels. Subsequent to December 1995, options to purchase approximately 740,000 shares were canceled due to the departure of an officer of the Company.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As a result of this Merger and prior to the dilution of subsequent issues of common stock, the former shareholders of MAINTECH held unregistered stock comprising approximately 58 percent of the common stock and common stock equivalents of the Company and if the options to purchase common stock are exercised, these shareholders will hold approximately 70 percent of the outstanding shares of the Company. The Merger resulted in the former shareholders of MAINTECH having majority common stock ownership and majority board of directors representation in the surviving entity. Accordingly, for financial statement purposes, the transaction has been accounted for as if MAINTECH acquired Mirror. This transaction was accounted for as a reverse acquisition but Mirror remained as the surviving legal entity. The Merger was accounted for as a purchase of the net assets of Mirror by MAINTECH. Mirror assets consisted principally of cash with book value approximating fair value.

During 1996, certain shareholders of MAINTECH voluntarily forfeited 1,340,000 shares of common stock pursuant to an agreement related to the November 1, 1995 Private Placement Memorandum. As a result the percentage currently held by these particular stockholders is approximately 43 percent. Two of the officers of MAINTECH were elected to the Board of Directors of the Company subsequent to the consummation of the Merger.

Note 3.  Going Concern

As of December 31, 1996 the Company had negative working capital of approximately $400,000 and was substantially current with its accounts payable. However, it was delinquent in principal payments under all but one debt facility. In January 1997, the Company brought all accounts payable to current status and cured its delinquent principal payment status under all but the subordinated convertible debt outstanding.

As of December 31, 1995, the Company had negative working capital of approximately $1,019,000. Due to cash flow constraints the Company was delinquent under each of the contractual liabilities in notes 5 and 6 at December 31, 1995 and was slow to pay certain of its accounts payable. And the Company's assets were insufficient to satisfy the existing debts as they became due.

During 1996, the Company raised additional capital through the issuance of common stock in the approximate amount, net of expenses, of $675,000. The new capital was raised, in part, to offset net losses from operations and pay its remaining debt obligations from prior years. The Company believes increased sales of its VCC product will provide additional operating capital to satisfy some of these requirements. There can be no assurance that either sufficient sales increases will occur or that, if sales are insufficient, the Company will be able to raise additional capital. If the Company is not successful in one or both of these areas, the affect on the business would be material and adverse. During 1996 and 1995, the Company borrowed from time to time against its accounts receivable from its principal bank and may continue to do so in the future. As of December 31, 1996, the Company had no debt outstanding from its principal bank.

The timing of any new sales of VCC units and, in the absence of sufficient sales, the Company's ability to raise additional capital is uncertain. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its lenders.

Note 4.  Discontinued Operations, Sale and Basis of Accounting

During the fourth quarter of 1995, the Company's Board of Directors made the decision to discontinue that portion of the operations which brokers and sells parts for IBM mainframe computers ("Brokerage") due to poor financial performance. In addition, the prospects for future profitability were poor.

Effective December 31, 1995 the Company sold the Brokerage inventory and certain selected liabilities for a total of $123,000 to Norcom Resources, Inc., a privately held corporation whose sole shareholder is a former officer and a major shareholder of the Company. This sale resulted in a loss on disposal of $420,630. Due to the uncertainty of collection, the Company will treat payments under this sale as income when received. The sales proceeds are secured by approximately 416,000 shares of the Company's common stock held by this former officer. In conjunction with the sale, the Company negotiated to remove this former officer as personal guarantor from a certain note payable in the amount of $190,000 (as of December 31, 1995) in April 1996. In March 1997 the Company collected $70,000 as payment on a note receivable related to the sale of Brokerage inventory. Previously, the

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Company had treated this note receivable as uncollectible. As a result, during the first fiscal quarter 1997, the Company will record a recovery related to this discontinued business.

Selected financial information for the discontinued operations for the year ended December 31, 1995, is as follows:


                                 Year Ended
                                December 31,
                                    1995
                                ------------

    Revenue                       $6,138,316
    Cost of sales                  5,590,976
                                ------------
      Gross Profit                   547,340

    Operating expenses               721,918
                                ------------

    Operating loss from
     discontinued operations       ($174,578)
                                ============

Note 5.  Convertible Subordinated Debentures

The Company's 11 percent convertible subordinated debentures were due July 1, 1996, with interest due semi-annually, and prior to maturity were redeemable by the Company or convertible at the option of the holder into 41,880 common shares at a price per share of $6.25. During the year, debentures valued at $110,000 converted to equity pursuant to conversion terms other than the original $6.25 per share. Since maturity on July 1, 1996, the Company has paid interest monthly on the overdue and unconverted principal. In February 1997, the Company paid one-third of the principal outstanding pro-rata to all debentureholders along with the monthly interest payment calculated at 11% per year. Expenses associated with the original issuance of the unconverted debentures were fully amortized as of July 1, 1996.

Note 6.  Notes Payable

Notes payable at December 31, 1996 and 1995 are comprised of the following:

                                                  1996                    1995
                                               --------------------      ---------------------
                                                           Interest                   Interest
                                                 Amount      rate         Amount        rate
                                               --------------------      ---------------------
    Notes payable to First Bank, due in
     quarterly installments of $25,000
     through December 31, 1996 and
     $16,600 through March 31, 1997              $83,000      10.25%      $174,750      10.50%
    Note payable to related party, due
     in monthly installments beginning
     January 1, 1995                              16,667      13.00%       100,000      13.00%
    Note payable to vendor, due in
     monthly installments of $9,447
     through April 25, 1997, at which
     date the remaining balance is due           108,532      16.50%       190,246      13.50%
    Note payable to officer                       15,000      18.00%             -
    Note payable to vendor due in quarterly
     installments of $19,000 plus interest
     until paid                                    5,014       6.00%        72,042       6.00%
                                              ----------                ----------
                                                 228,213                   537,038
    Less current portion                        (211,613)                 (479,038)
                                              ----------                ----------
                                                 $16,600                   $58,000
                                              ==========                ==========

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The interest rate on the note payable to First Bank is based on the prime rate plus 2%.

The Company was technically in default pursuant to the terms of the notes payable of $108,532, $16,667 and $5,014. The default conditions in notes payable were cured by the Company in January 1997. Two notes payable ($108,532 and $16,667) are guaranteed by one of the officers of the Company.

The long term portion of the notes payable is due in 1998.

Note 7.  Stockholders' Equity

Common stock warrants: The Company has or, subsequent to year end, will issue warrants in conjunction with common stock issued pursuant to the Private Placement Memorandum dated November 25, 1996. These warrants are exercisable at $0.75 per share and expire on February 28, 2002. During the year the Company also issued warrants pursuant to Private Placement Memoranda dated November 1995 and August 1996 exercisable at $0.36 and $0.50 per share, respectively and expiring on or before November 30, 2001. As of December 31, 1996, the Company had approximately 214,000 warrants to purchase common stock outstanding which are exercisable at per share prices between $0.36 and $0.75 and expiring on or before the year 2002. Subsequent to December 31, 1996, the Company issued additional warrants to purchase an approximate 1,100,000 common shares exercisable at per share prices of $0.75 to $3.00 and expiring on or before February 28, 2002.

Common stock options: The Company's stock option plan ("Plan"), provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The Plan was amended during 1995 to increase the number of aggregate options which can be issued to 10,000,000 shares of common stock. Qualified incentive options must be granted with exercise prices equal to the fair market value of the stock at the date of grant. Nonqualified options must be granted with exercise prices equal to at least 85% percent of the fair market value of the stock at the date of grant.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by an immaterial amount in both 1996 and 1995. The Company made this calculation using the Black-Scholes option pricing model with the following assumptions: volatility of 224%, risk-free interest rate of 5.75%, and an expected life of 5 years.

This pro-forma effect does not include the compensation cost of stock options currently issued but which do not vest until future years nor does it include the compensation cost of stock options issued prior to 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income amounts presented above.

Information with respect to stock options under the plan are summarized as follows:

                                                Incentive Stock Options           Nonqualified Options
                                           -------------------------------   ----------------------------
                                               Shares     Weighted average     Shares    Weighted average
                                                           exercise price                 exercise price

    Total outstanding at December 31, 1995    4,232,000              $0.35     83,000              $5.87
     Granted                                    941,000              $0.59
     Canceled                                  (620,000)             $0.30
     Exercised                               (1,938,000)             $0.17
                                           -------------------------------   ---------------------------

    Total outstanding at December 31, 1996    2,615,000              $0.49     83,000              $5.87
                                           ===============================   ===========================

    Options for 1,719,000 shares of common stock were exercisable at a weighted average exercise price of $0.17 as of December 31, 1996.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Common stock issued: In 1996 the Company issued a combined total amount of common stock of approximately 3,948,000 shares. These shares were issued as a result of the following activities: due to three separate Private Placement Memoranda ("PPM"); due to the conversion of debt; and due to the exercise of qualified stock options and warrants. The stock issued pursuant to the PPMs was partially offset by a voluntary stock reduction by certain officers of the Company in the amount of 1,340,000 shares. In addition, 164,540 shares (and 22,667 shares in 1995) of common stock were issued to holders of preferred stock series A on a one-for-one exchange conversion in accordance with terms of the preferred stock.

Specifically, the Company issued 590,000 shares of common stock at $0.30 per share pursuant to the PPM dated November 1995 in addition to 1,395,000 shares in 1995; 700,000 shares of common stock at $0.50 per share under the PPM dated August 1996 and 653,000 shares of common stock at $0.75 per share under a PPM dated November 1996. Included in these private placement issues is the conversion into common stock of notes payable and certain convertible subordinated debentures. Another 35,000 shares of common stock were issued to subordinated debentureholders who accepted a conversion offer from the Company at $1.00 per share. In addition, 1,938,000 shares of common stock were issued due to the exercise of qualified stock options pursuant to notes receivable issued by certain officers and employees of the Company and 32,000 shares of common stock were issued to a converting warrantholder. In January 1996 two current and one former officer of the Company voluntarily reduced their common stockholdings in the amount of 1,340,000 shares of common stock in consideration for the shares issued pursuant to the PPM dated November 1, 1995. Stock issue costs were $13,843 and $119,434 in 1995 and 1996, respectively.

Prior to the merger on January 1, 1995 described in note 2, Company issued two subordinated notes of $200,000 each for cash received individually from the president of Company, and an executive vice-president of Company. During 1996, the executive vice-president left the employ of the Company in connection with the purchase of the Brokerage inventory by Norcom Resources, Inc. During the year ended December 31, 1995 the $400,000 balance due was forgiven by these two individuals for no additional consideration. Accordingly, the Company reflected the debt forgiveness as an addition to paid-in-capital in the Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 1995.

In 1997 the Company issued an additional 1,632,801 shares of common stock at $0.75 per share and realized proceeds net of stock issue costs of approximately $1.1 million. These shares were issued pursuant to a Private Placement Memorandum dated November 25, 1996 and terminating February 28, 1997, as amended.

Note 8.  Income Taxes

At December 31, 1996, the Company had a net operating loss carryforward of approximately $9.2 million. As a result of the January 1, 1995 ownership change as described in note 2 and prior ownership changes, approximately $8.7 million of the net operating loss carryforward will be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. The annual limitation for losses incurred prior to January 1, 1995 is approximately $200,000. Due to this limitation, approximately $5.2 million of the net operating loss will expire prior to utilization. In addition, the utilization of these losses may be further limited by application of the separate return limitation year rules. Subsequent and future equity transactions could further limit the net operating losses available in any one year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are shown as follows:

                                                Year Ended    Year Ended
                                               December 31,  December 31,
                                                   1996          1995
                                             --------------  ------------
    Deferred tax assets
     Allowance for doubtful accounts                 $5,000        $5,000

    Net operating loss carryforward               1,454,000     1,440,000
                                             --------------  ------------
                                     subtotal     1,459,000     1,445,000

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Less valuation allowance for deferred
     tax asset                                         (1,306,000)  (1,445,000)
                                                      -----------  -----------
                                                          153,000            0

    Deferred tax liabilities                             (153,000)           0
                                                      -----------  -----------

                              Net deferred tax assets $         0  $         0
                                                      ===========  ===========

The provision for income taxes consists of the following for the years ended December 31, 1996 and 1995:

                                 Year Ended              Year Ended
                                December 31,            December 31,
                                   1996                    1995
                                ------------            ------------
Current
  Federal                         $ 9,500                 $41,750
  State                             9,000                 (35,900)
                                ------------            ------------
       Total                       18,500                   5,850

Deferred                              --                      --
                                ------------            ------------
       Total                      $18,500                 $ 5,850
                                ============            ============

The income tax expense (benefit) differed from the amounts computed by applying the U. S. federal income tax rate of 34% as a result of the following:


                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                       1996            1995
                                                  --------------  -------------
    Expense (benefit) at statutory rate                 $112,000      ($268,600)

    State income tax benefit,
     net of federal                                        6,000        (23,700)

    Change in valuation allowance                       (139,000)    (2,249,000)

    Effect of change in ownership on
     net operating loss carryforward                        -         2,541,300

    Other                                                 39,500          5,850
                                                  --------------  -------------

             Actual tax expense (benefit)               $ 18,500       $  5,850
                                                  =============================

Note 9.  Operating Leases

Company as Lessor: The Company began leasing its Virtual Command Center (VCC) to Customers in 1996. The Company is flexible in the terms of the lease to meet the customers' preferences. In some cases the lease may be classified as an operating lease on the Company's financial statements. Generally, the terms requiring operating lease classification on the Lessor's/Company's financial statements are that the lease extends for a term less than the full economic life of the product and the Lessor retains a residual interest at the end of the lease term. Conversely, in these circumstances the lease contract requires the lessee to pay fair market value for the product if it chooses to purchase the VCC at the end of the lease term. Since the Lessor/Company is the manufacturer and seller of the VCC, the Company is comfortable with the risk of retaining a residual interest. The net investment in leased equipment was $107,140 less accumulated depreciation of $24,763 for a net investment of $82,377.

The above lease stream was assigned to a third party, on a non-recourse basis, for a lump sum payment to the Company. Under the terms of this assignment, the Company retained a residual value in the equipment under lease. The present value of the cash received was recorded as deferred revenue, and is being recognized into revenue over the term of the lease. Lease revenue recorded in 1996 was $91,000 and the future lease revenue in 1997 and 1998 is $114,000 and $23,000, respectively.

GLOBAL MAINTECH CORPORATION

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Company as Lessee: The Company has operating leases for an automobile, telephone equipment, certain development related IBM computers and its offices. The rental payments under these leases are charged to expense as incurred. All the leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leases. Lease expense in 1996 and 1995 was approximately $103,000 and $91,000, respectively. The future minimum lease payments are approximately $98,000, $53,000 and $16,000 for the years 1997, 1998 and 1999, respectively.

                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information with respect to Directors of the Company under the caption "Election of Board of Directors" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

     The information with respect to the Executive Officers of the Company under the caption "Executive Officers" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

     The information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

Item 10.  Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

     The information contained under the caption "Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1996 is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Index of Exhibits

                                                             Exhibit
     Description                                             Number
     ---------------------------------------------------     -------

     Agreement and Plan of Merger dated December 6, 1994,        2
     as amended, among the Company, Mirror Consolidation
     Company, and MAINTECH Resources, Inc. (the Articles of Merger are attached thereto as Exhibit A)
     (Incorporated herein by reference to the Registrant's
     Form 8-K filed with the Commission on January 19, 1995,
     (File No. 0-14692).

     Bylaws of the Company, as amended (incorporated           3.2
     herein by reference to the Registrant's Form S-1
     (File No. 33-34894).

     Restated Articles of Incorporation of the Company,        3.3
     as amended in May 15, 1995 annual meeting of common stockholders (corporate name change and increase in authorized stock) (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
     December 31, 1995 (File No. 0-14692)).

     Amendment to Amended and Restated Articles of             3.4
     Incorporation of the Company, filed November 12,
     1996 (File No. 0-14692).

     Form of 11% Convertible Subordinated Debenture due        4.2
     July 1, 1996 (incorporated herein by reference to the Registrant's Form 10-K for the year ended
     March 31, 1991, (File No. 0-14692).

          Form of Registration Agreement between the Company   4.3
     and holders of the Company's 11% Convertible
     Subordinated Debentures Due July 1, 1996
     (incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31,
     1991, (File No. 0-14692).

     Form of Certificate of the Company's Series A             4.4
     Convertible Preferred Stock (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994, (File No. 0-14692).

     Form of Certificate of the Company's Common Stock         4.5
     following change of corporate name change
     (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
     December 31, 1995 (File No. 0-14692).

     The Company's 1989 Stock Option Plan (incorporated       10.1
     herein by reference to Exhibit 28 to the Registrant's
     Registration Statement on Form S-8, File 33-33576).

     Amendments No. 1 and 2, dated October 17, 1991 and       10.2
     April 24, 1992, respectively, to the Company's 1989
     Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-K for the year ended
     March 31, 1992, (File No. 0-14692).

     Mirror Technologies, Incorporated 401(K) Plan            10.3
     effective April 1, 1992 (incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31, 1992, (File No. 0-14692).

     Lease Agreement dated April 22, 1993 between the         10.4
     Company and Opus Corporation (incorporated by reference to the Registrant's Form 10-KSB for the year ended March 31, 1993, (File No. 0-14692).

     Sales Agency Agreement dated January 6, 1994             10.5
     between the Company and MacUSA, Inc. (incorporated by reference to the Registrant's Form 8-K filed on January 21, 1994, (File No. 0-14692).

     Office Lease Agreement between the Company and           10.6
     Jason Bassett Creek Plaza dated March 28, 1994
     (incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended
     March 31, 1994).

     Office Lease Agreement between the Company and           10.7
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

     (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December
     31, 1994, (File No. 0-14692).

     Office Lease Agreement between the Company and            10.10
     Charles and Sharron Mills dated December 12, 1995
     (incorporated herein by reference to the Registrant's
     Form 10-KSB for the year ended December 31, 1995
     (File No. 0-14692).

     Brokerage Asset Purchase Agreement between Norcom         10.11
     Resources, Inc. and Global MAINTECH, Inc. dated
     December 31, 1995 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
     December 31, 1995 (File No. 0-14692).

     Amendment No. 3, dated May 15, 1995 to the Company's      10.12
     1989 Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692).

     Sale contract between Burlington Northern Railroad        10.13
     Company and Global MAINTECH, Inc. dated March 21,
     1996 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December
     31, 1995 (File No. 0-14692).

     Subsidiaries of the Registrant (incorporated herein          21
     by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994 (File No. 0-14692).

     Consent of KPMG Peat Marwick LLP                             23

     Financial Data Schedule                                      27

     Cautionary Statement                                         99

(b) Reports on Form 8-K

     No Form 8-K was filed in the last quarter of the twelve month period ended December 31, 1996.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Global MAINTECH Corporation


Dated: March 20, 1997                  By  /s/ James Geiser
                                          --------------------------
                                          James Geiser
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                TITLE                              DATE
----                                -----                              ----

 /s/ David McCaffrey       Chief Executive Officer
------------------------   (Principal Executive Officer) and
David McCaffrey            Director                               March 20, 1997


 /s/ James Geiser          Chief Financial Officer and Secretary  March 20, 1997
------------------------   (Principal Financial and Accounting
James Geiser               Officer)


 /s/ Robert E. Donaldson   Director                               March 20, 1997
------------------------
Robert E. Donaldson

                                 Exhibit Index

                                                                         Exhibit
Description                                                              Number
--------------------------------------------------------------------     -------

Amendment to Articles of Incorporation for one-for-five reverse stock
split on November 12, 1996 (File No. 0-14692).                             3.4

Consent of KPMG Peat Marwick LLP                                            23

Financial Data Schedule                                                     27

Cautionary Statement                                                        99
