Form 10QSB
period 1997-03-31
GLOBAL MAINTECH CORP
filed 1997-05-15
CIK 783738

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                             FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended March 31, 1997



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was requiredto file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X      	No______


               ______________________________________________


On April 15, 1997 there were 15,254,147 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No

                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; lack of market acceptance of the Company's products;
failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "CautionaryStatement," to this Quarterly Report on Form 10-KSB for the year ended December 31, 1996.


                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GLOBAL MAINTECH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS

                                             March 31,       December 31,
                                               1997             1996
CURRENT ASSETS
  Cash and cash equivalents                 $  253,655      $   32,890
  Accounts receivable, less allowance for
    doubtful accounts of $15,000               938,608         451,599
  Other receivables                             21,369          21,519
  Inventory                                    256,656         217,943
  Prepaid expenses and other                    50,744          26,706
                                             ---------       ---------
        Total current assets                 1,521,032         750,657

Property and equipment, net                     67,123          31,221
Leased equipment, net                           83,060          82,377
Patent costs, net                               73,279          61,779
Software development costs, net                628,650         425,519
                                             ---------       ---------
                TOTAL ASSETS                $2,373,144      $1,351,553

The accompanying notes are an integral part of these consolidated statements.

                         GLOBAL MAINTECH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                             March 31,      December 31,
                                                1997            1996

CURRENT LIABILITIES
  Accounts payable                          $  306,669     $  396,004
  Current portion of notes payable             149,360        211,613
  Convertible subordinated debentures          101,172        151,750
  Accrued liabilities
    Compensation and payroll taxes              83,516         79,655
    Interest                                     3,323         13,960
    Other                                       52,625         38,325
  Deferred revenue                             172,036        259,747
                                             ---------      ---------
           Total current liabilities           868,701      1,151,054

    Notes payable, less current portion           -            16,600
                                             ---------      ---------
           Total liabilities                   868,701      1,167,654


STOCKHOLDERS' EQUITY (DEFICIT)
 Voting, convertible preferred stock - Series A,
  convertible into one common stock share for each
  preferred share, no par value; 887,980 shares
  authorized;365,185 shares issued and
  outstanding;total liquidation preference
  of outstanding shares-$685,000              171,259         328,601

 Common stock, no par value; 49,112,020 shares
  authorized; 15,248,816 shares issued and
  outstanding                                     -              -
 Additional paid-in-capital                 3,504,817       2,243,438
 Notes receivable-officers                   (324,500)       (324,500)
 Accumulated deficit                       (1,847,133)     (2,063,640)
                                            ---------       ---------
           Total stockholders' equity       1,504,443         183,899
                                            ---------       ---------
                                           $2,373,144      $1,351,553


The accompanying notes are an integral part of these consolidated statements.

                        GLOBAL MAINTECH CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                1997            1996
Net sales                                   $  706,551      $  492,347
Cost of sales                                  120,580         199,432
                                             ---------       ---------
              Gross profit                     585,971         292,915

Operating expenses
  Selling, general and administrative          316,091         111,673
  Research and development                     104,326          53,637
                                             ---------       ---------
              Income from operations           165,554         127,605

Other income (expense):
  Interest expense                              16,547          24,189
  Interest income                                 -               -
  Other                                           -                464
                                             ---------       ---------
           Total other expense, net             16,547          24,653
                                             ---------       ---------
           Income from continuing operations
             before income taxes                149,007        102,952

  Provision for income taxes                      2,500           -
                                              ---------       ---------
           Income from continuing operations    146,507         102,952

Recovery of discontinued operations              70,000            -
                                              ---------       ---------
           Net income                        $  216,507      $  102,952
                                              ---------       ---------

Net earnings (loss) per common and common
 equivalent share:
  Continuing operations                          $0.009          $0.010
  Discontinued operations                         0.004            -
                                              ---------       ---------
  Net earnings/(loss)                        $    0.013          $0.010
                                              ---------       ---------
Weighted average number of common and
 common equivalent shares outstanding        16,732,492      10,423,448
                                             ----------      ----------


The accompanying notes are an integral part of these consolidated statements

                        GLOBAL MAINTECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                                1997            1996
Cash flows from operating activities:

 Net income                                 $  216,507      $  102,952
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                82,598           9,586
   Changes in operating assets and liabilities:
    (Increase) decrease  in accounts
     and other receivables                    (486,859)       (187,486)
    Increase in inventory                      (38,713)           (586)
    Increase in leased equipment               (10,729)           -
    Increase in prepaid expenses               (24,038)         (5,493)
    Decrease in accounts payable               (82,548)        (74,290)
    Increase (decrease) in accrued expenses     (4,277)         38,192
    Decrease in deferred revenue               (87,711)           -
    Increase in other                             -               -
                                             ---------       ---------
Cash used by  operating and discontinued
 activities                                   (435,770)       (117,125)

Cash flows from investing activities:
 Purchase of property and equipment            (42,454)            -
 Investment in software development costs     (263,131)            -
 Investment in patent costs                    (17,500)            -
                                             ---------       ---------
Cash used by investing activities             (323,085)            -
                                             ---------       ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock      1,104,037         164,710
 Decrease in short-term notes payable         (107,817)         (2,750)
 Decrease in long-term notes payable           (16,600)        (58,000)
                                             ---------       ---------
Cash provided (used) by financing activities   979,620         103,960
                                             ---------       ---------
Net increase (decrease) in cash                220,765         (13,165)

Cash and cash equivalents at beginning of
  period                                        32,890           39,365
                                             ---------        ---------
Cash and cash equivalents at end of period  $  253,655       $   26,200
                                             ---------        ---------


The accompanying notes are an integral part of these consolidated statements.

Page of 5 of 11

                       GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


	General

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

The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


Reverse Stock Split

The Company effected a 1-for-5 reverse stock split of the Company's common stock and series A preferred stock on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the preferred stock, the aggregate number of authorized shares is now 49,112,020.


Common Equivalent Shares Outstanding

The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and can expect to participate in the appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding for the quarter ended March 31, 1997 include the

                         GLOBAL MAINTECH CORPORATION

           FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


weighted average of 13,736,390 common shares outstanding, 365,185 shares of preferred stock outstanding since their issuance on September 13, 1994, and stock options and warrants which have a dilutive effect. The stock options and warrants included as common equivalent shares outstanding total 2,630,917 shares and are computed by application of the treasury stock method.


Capitalized Computer Software Costs

In the quarter ended March 31, 1997, the Company recorded software development costs, net of amortization, of approximately $628,650, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The establishment of technological feasibilty and the ongoing assessment of the recoverablity of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. The software development costs are being amortized over a 36 month period using the staight-line method.


Patent Costs

Patents are stated at cost and are amortized over a 36 month period using the straight-line method.


Operating Leases

The Company began leasing its Virtual Command Center (VCC) to Customers in 1996. The Company offers flexible lease terms to meet its customers' preferences. In some cases the lease may be classified as an operating lease on the Company's financial statements. Generally, a lease will be classified as an operating lease if the lease extends for a term less than the full economic life of the product and the Company retains a residual interest at the end of the lease term. Operating leases require the lessee to pay fair market value for the product if it chooses to purchase the VCC at the end of the lease term. Since the Company is the manufacturer and seller of the VCC, the Company is comfortable with the risk of retaining a residual interest. The net investment in leased equipment was $117,869 less accumulated depreciation of $34,809 for a total of $83,060.

A majority of the Company's VCC leases were assigned to a third party, on a non-recourse basis, for a lump sum payment to the Company in 1996.
Under the terms of this assignment, the Company retained a residual value in the equipment under lease. The present value of the cash received was recorded as deferred revenue, and is being recognized into revenue over the term of the lease. Lease revenue assigned to third parties recorded in 1996 and the quarter ended March 31, 1997 was $91,000 and $28,500, respectively. The annual lease revenue in 1997 and 1998 is $114,000 and $23,000, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS


Results of Operations

	Net cash used in operating and discontinued activities for the first quarter ended March 31, 1997 was approximately $436,000 compared to a use of cash of approximately $117,000 for such activities in the quarter ended March 31, 1996. Cash was provided from net income, depreciation and amortization totaling approximately $299,000. Cash was used to fund the approximate increases in accounts receivable of $487,000, inventory of
$39,000, prepaid expenses of $24,000 and leased equipment of $11,000. Cash was also used to reduce accounts payable by approximately $83,000, deferred revenue of approximately $88,000 and accrued expenses of approximately $4,000. In the three month period ended March 31, 1996, the Company used cash to fund an increase in accounts receivable and to reduce accounts payable which were partially offset by cash sources such as income and depreciation.

	Sales from continuing operations for the first quarter ended March 31, 1997 were approximately $707,000 compared to sales of continuing
operations for the first quarter of 1996 of approximately $492,000.
The $215,000 increase is primarily related to licensing fees of
$144,000 and consulting fees of nearly $70,000 which were non-
existent in the first quarter of 1996. In both comparative periods the
Company recorded two unit sales of the Virtual Command Center (VCC).
Cost of sales in the first quarter of 1997 were lower
primarily due to reduced unit costs. As a result, the gross margin in the first quarter of 1997 was 82.9% compared to 59.5% in the first quarter of 1996.

	Selling, general and administrative costs in the first quarter of 1997 were approximately $316,000 compared to $112,000. The increase of $204,000 is primarily due to an increase in salaries of $97,000. The salary increase is entirely due to an increase in employees the majority of which is due to an increase in the areas of sales and sales support.
The remaining portion of the $204,000 increase is primarily due to increases in professional and technical costs of approximately $45,000, marketing and advertising costs of approximately $39,000, and travel and entertainment costs of approximately $15,000. The increase in professional costs is related to increases in audit and tax fees and financial public relations costs. The increases in travel and marketing costs is related to increased sales activity and the need to promote the Company's technology to facilitate sales efforts.

	Research and development costs in the first quarter of 1997 were approximately
$104,000 compared to $54,000
in the first quarter of 1996, one year ago. The $50,000 increase is due to amortization of capitalized software
development costs.

	Non-operating expenses in both periods under comparison consisted of interest expense which declined due to a decrease in debt between March 31, 1996 and March 31, 1997.

	Cash used by investing activities of approximately $323,000 reflects investments of $263,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $17,500 of patent costs. The Company also purchased $42,000 of additions to machinery and equipment during the first quarter of 1997. During the first quarter ended 1996, there was no cash used by investing activities.

	Net cash provided by financing activities in the first quarter of 1997 was approximately $980,000. This is due to the receipt of net proceeds from the issuance of common stock of approximately $1,100,000 at a per share price of $0.75 in connection with a private offering of such securities. Offsetting this increase was a $124,000 use of cash to reduce notes payable. In the prior first quarter of 1996, the Company raised $165,000 from the issuance of common stock which was offset by a reduction of notes payable of $61,000.

Liquidity and Capital Resources

	As of March 31, 1997, the Company had positive working capital of approximately $652,000 compared to negative working capital as of December 31, 1996 of $400,000. The positive working capital was substantially enhanced by the net proceeds of approximately $1,100,000 received in January and February 1997 from the issuance of common stock in connection with a private offering of such securities. As of March 31, 1997, the Company remained delinquent in making principal payments on its convertible subordinated debentures of approximately $101,000.

	During the quarter ended March 31, 1997, the Company's liquidity and capital resources were substantially improved. As a result of the positive working capital, the Company believes it has sufficient working capital to pay its current liabilities. This depends, partially, on the Company's ability to collect its accounts receivable and to continue to make sales sufficient to realize the full value of its current inventory. Since the Company has demonstrated its ability to realize gross margins of 70% or greater on its sales and has not experienced any bad debts on its accounts receivable, management believes the Company's financial health will continue to improve as additional sales are realized. To that end, the Company has continued to purchase additional inventory in anticipation of additional sales.
The Company's operating plan for the year ending December 31, 1997 anticipates an increase in sales over the year ended December 31, 1996 with a commensurate increase in net income. As a result, this operating plan projects a significant increase in the liquidity and capital resources of the Company.
While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be
achieved, there can be no assurances to that effect. To the extent this plan is delayed, the Company will seek the continued forbearance of its creditors or will seek to raise additional capital, however, there can be no assurance such additional capital can be raised on terms favorable to the
Company.

                       PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 1997, the
Company issued 1,652,801 shares of common stock to certain accredited and non-accredited investors at a purchase price of $0.75 per share in a private offering pursuant to the terms of a private placement memorandum dated November 25, 1996, as amended on February 10, 1997 (the
"Memorandum"). Maven Securities, Inc. ("Maven") acted as placement agent for such sale and was paid a 10% commission and a 3% fee for expenses.
As additional compensation, the Company issued Maven a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $0.75 per share.
The aggregate offering price for such shares was $1,239,600.75 and the aggregate placement agent commissions and expenses were $161,148.10. The shares issued pursuant to the Memorandum were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULT UPON SENIOR DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

The Company is more than thirty days in default on principal payments of convertible subordinated debentures, all of which matured on July 1, 1996. During the first quarter of 1997, the Company made principal payments of $50,578 on this debt. As of March 31, 1997,the principal payments in default had been reduced to $101,172. In addition, interest payments have been disbursed monthly for the period July 1996 through April 1997 on the applicable delinquent principal amount.

The company is not delinquent on any other debt.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

  (a)	Exhibits

     	27--Financial Data Schedule

	     99--Cautionary Statement

  (b)	Reports on Form 8-K

     	None.

                             SIGNATURES



		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           			GLOBAL MAINTECH CORPORATION



May 13, 1997	                                 By:	/s/ James Geiser
			                                              James Geiser
                                              			Chief Financial and
                                                 Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




May 13, 1997		                                 By: /s/ David McCaffrey
			                                                David McCaffrey
	                                                  Chief Executive Officer