Form 10QSB
period 1997-06-30
GLOBAL MAINTECH CORP
filed 1997-08-14
CIK 783738

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                             FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



              For the Quarterly Period Ended June 30, 1997



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


On August 7, 1997 there were 16,675,784 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure by the Company to sustain demand in current products or to expand its product lines to meet demand or to meet the costs associated with product expansion;
and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the year ended June 30, 1997.


                      PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                         GLOBAL MAINTECH CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                        June 30,          December 31,
                                          1997                1996
                                      (unaudited)
CURRENT ASSETS
  Cash and cash equivalents           $ 2,987,232       $    32,890
  Accounts receivable, less
   allowance for doubtful
   accounts of $15,000                  1,183,808           451,599
  Other receivables                        46,179            21,519
  Inventory                               281,938           217,943
  Prepaid expenses and other               30,520            26,706
                                      -----------       -----------
        Total current assets            4,529,677           750,657

  Property and equipment, net             100,875            31,221
  Leased equipment, net                    70,869            82,377
  Patent costs, net                        72,085            61,779
  Deferred subordinated debt costs        211,472               -
  Software development costs, net         730,605           425,519

                  TOTAL ASSETS        $ 5,715,583       $ 1,351,553

The accompanying notes are an integral part of these consolidated statements.

                        GLOBAL MAINTECH CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         June 30,           December 31,
                                           1997                 1996
                                       (unaudited)
CURRENT LIABILITIES
  Accounts payable                 $   222,278           $   396,004
  Current portion of notes payable         -                 211,613
  Convertible subordinated debentures      -                 151,750
  Accrued liabilities
  Compensation and payroll taxes        91,659                79,655
  Interest                                 304                13,960
  Other                                 19,680                38,325
  Deferred revenue                     100,325               259,747
                                   -----------           -----------
      Total current liabilities        434,246             1,151,054

  Subordinated notes payable,
    less current portion             2,000,000                16,600
                                   -----------           -----------

           Total liabilities         2,434,246             1,167,654


STOCKHOLDERS' EQUITY (DEFICIT)
   Voting, convertible preferred
     stock - Series A, convertible
     into one common stock share
     for each preferred share, no
     par value; 887,980 shares
     authorized; 340,112 shares
     issued and outstanding; total
     liquidation preference of
     outstanding shares-$638,000        159,513              328,601
   Common stock, no par value;
     49,112,020 shares authorized;
     16,613,884 shares issued and
     outstanding                            -                    -
    Additional paid-in-capital        5,051,767            2,243,438
    Notes receivable-officers          (294,500)            (324,500)
    Accumulated deficit              (1,635,443)          (2,063,640)
                                    -----------          -----------
     Total stockholders' equity       3,281,337              183,899
                                    -----------          -----------
                                    $ 5,715,583          $ 1,351,553

The accompanying notes are an integral part of these consolidated statements.

                         GLOBAL MAINTECH CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          Three Months Ended         Six Months Ended
                                June 30                  June 30
                           1997           1996          1997          1996
Net sales             $   868,836   $    557,654   $ 1,575,387   $ 1,050,001

Cost of sales             216,513        181,597       397,093       381,030
                      -----------    -----------   -----------   -----------
  Gross profit            652,323        376,057     1,178,294       668,972

Operating expenses
Selling, general and
 administrative           380,553        197,312       702,644       308,983
Research and development   42,681         92,472        81,007       146,109
                      -----------    -----------   -----------   -----------
  Income from operations  229,089         86,273       394,643       213,879

Other income (expense):

    Interest expense      (17,399)         5,274       (33,946)      (18,915)
    Interest income           -              -             -             -
    Other                     -           (2,089)          -          (2,554)
                      -----------    -----------    -----------  -----------
    Total other
      expense, net        (17,399)         3,185        (33,946)     (21,469)
                      -----------    -----------     -----------  ----------
Income from continuing
 operations before income
 taxes                   211,690          89,458         360,697     192,410

Provision for income
 taxes                       -               -             2,500         -
                      -----------    -----------     -----------  -----------
Income from
 continuing operations    211,690         89,458         358,197     192,410

Recovery of discontinued
 operations                   -              -            70,000         -
                      -----------    -----------     -----------   ----------
Gain from discon-
 tinued operations            -              -               -           -
                      -----------    -----------     -----------   ----------
 Net income           $   211,690    $    89,458     $   428,197   $  192,410

Net earnings (loss) per common and common
 equivalent share:
Continuing operations $     0.012    $     0.006     $     0.024   $    0.014
 Discontinued operations      -              -             0.005          -
                      -----------    -----------     -----------   ----------
    Net earnings      $     0.012    $     0.006     $     0.029   $    0.014

Weighted average number
 of common and common
 equivalent shares
 outstanding          17,057,874      14,236,033      14,639,009   13,712,591

The accompanying notes are an integral part of these consolidated statements.

                       GLOBAL MAINTECH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       1997           1996
Cash flows from operating activities:
  Net income                                      $   428,197    $   192,410
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                     171,580         21,621
    Changes in operating assets and liabilities:
     (Increase) decrease  in accounts
     and other receivables                           (756,869)       131,268
     Increase in inventory                            (63,996)      (120,408)
     Increase in leased equipment                      (8,584)       (61,048)
     Increase in prepaid expenses                      (3,815)       (18,740)
     Decrease in accounts payable                    (166,939)      (382,623)
     Increase (decrease) in accrued expenses          (32,097)        20,402
     Increase (decrease) in deferred revenue         (159,422)       380,658
     Increase in other                                    -              -
                                                  -----------    -----------
Cash provided(used) by operating activities          (591,945)       163,540

Cash flows from investing activities:
    Purchase of property and equipment                (89,142)        (4,325)
    Increase in deferred debt costs                  (211,472)           -
    Investment in software development costs         (425,086)           -
    Investment in patent costs                        (22,306)           -
                                                  -----------    -----------
Cash used by investing activities                    (748,006)        (4,325)
                                                  -----------    -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock          2,669,242        168,911
    Decrease in short-term notes payable             (358,349)      (194,470)
    Increase (decrease) in long-term notes payable  1,983,400        (58,000)
                                                  -----------    -----------
Cash provided (used) by financing activities        4,294,293        (83,559)
                                                  -----------    -----------
Net increase (decrease) in cash                     2,954,342         75,656

Cash and cash equivalents at beginning of period       32,890         39,365
                                                  -----------    -----------
Cash and cash equivalents at end of period        $ 2,987,232    $   115,021


The accompanying notes are an integral part of these consolidated statements.

                        GLOBAL MAINTECH CORPORATION
           FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
	General


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


	Reclassifications

Certain reclassifications have been made to the fiscal 1996 data to conform with the fiscal 1997 presentation.


 Reverse Stock Split

The Company effected a one-for-five reverse stock split of the Company's common stock and series A preferred stock on November 12, 1996. As a result, the aggregate number of authorized shares of the Company was reduced from 250,000,000 to 50,000,000 shares. Excluding the preferred stock, the aggregate number of authorized shares is now 49,112,020.

                        GLOBAL MAINTECH CORPORATION

           FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


 Common Equivalent Shares Outstanding

The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and can expect to participate in any appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding for the quarter ended June 30, 1997 include the weighted average of 13,817,122 common shares outstanding, 340,112 shares of preferred stock outstanding since their issuance on September 13, 1994, and stock options and warrants which have a dilutive effect. The stock options and warrants included as common equivalent shares outstanding total 2,560,528 shares and are computed by application of the treasury stock method.


 Capitalized Computer Software Costs

In the quarter ended June 30, 1997, the Company recorded software development costs, net of amortization, of approximately $730,605, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The establishment of technological feasibilty and the ongoing assessment of the recoverablity of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. The software development costs are being amortized over a 36 month period using the staight-line method.


	Operating Leases

The Company began leasing its Virtual Command Center product (VCC) to customers in 1996. The Company offers flexible lease terms to meet its customers' preferences. In some cases the lease may be classified as an operating lease onthe Company's financial statements. Generally, a lease will be classified as an operating lease if the lease extends for a term less than the full economic life of the product and the Company retains a residual interest at the end of the lease term. Operating leases require the lessee to pay fair market value for the VCC if it chooses to purchase the product at the end of the lease term. Since the Company is the manufacturer and seller of the VCC, the Company is comfortable with the risk of retaining a residual interest. The net investment in leased equipment was $117,869 less accumulated depreciation of $47,000 for a total of $70,869.

A majority of the Company's VCC leases were assigned to a third party, on a nonrecourse basis, for a lump sum payment to the Company in 1996. Under the terms of this assignment, the Company retained a residual value in the equipment under lease. The present value of the cash received was recorded as deferred revenue, and is being recognized into revenue over the term of the lease. Lease revenue assigned to third parties recorded in 1996 and the quarter ended June 30, 1997 was $91,000 and $57,000, respectively.
The annual lease revenue in 1997 and 1998 will be $114,000 and $23,000, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	       RESULTS OF OPERATIONS


Results of Operations

	Net cash used in operating and discontinued activities for the six month period ended June 30, 1997 was approximately $592,000. Cash generated from net income for this six month period was approximately $428,000 and was $172,000 from depreciation and amortization. However, cashwas used to fund increases in current assets, primarily accounts receivable and inventory totaling approximately $834,000 and to reduce accounts payable, accrued expenses and deferred revenue totaling approximately $358,000. In the same period in the prior year operating activities generated cash of approximately $164,000 which was largely due to net income of $192,410.

	Sales from continuing operations for the second quarter ended June 30, 1997 were approximately $869,000 compared to sales of continuing operations for the second quarter of 1996 of approximately $558,000. And sales for the six months ended June 30, 1997 were approximately $1.6 million compared to $1.1 million in the same six month period of 1996. The increase in sales of $311,000 for the second quarter of 1997 is primarily due to an increase in product sales of approximately $211,000 and an increase in ongoing licensing fees of approximately $80,000. The increase in sales of $500,000 for the six month period ended June 30, 1997  is primarily due to an approximate $240,000 increase in product sales, an approximate $210,000 increase in ongoing licensing fees and an increase in consulting fees. The gross profit margin percentage in the second quarter of 1997 was approximately
75% compared to approximately 67% in the same quarter in the prior year and approximately 75% for the six month period ended June 30, 1997 compared to approximately 64% in the same perion in the prior year. The increase in gross profit margin is due primarily to increases in ongoing licensing and consulting fees.

	Selling, general and administrative expenses in the second quarter of 1997 were approximately $381,000 compared to $197,000. For the six month period ended June 30, 1997 these expenses were approximately $703,000 compared to $309,000 in the same period in the prior year. These increases of $184,000 and $394,000 are both primarily due to increases in salaries and to an increase in professional and technical expenses. The salary increase is entirely due to an increase in employees the majority of which is due to an increase in the areas of sales and sales support. The increase in professional and technical expenses in 1997 is partially due to the settlement in the prior year of old claims from continuing operations at less than the accrued amount and is also due to increases in audit and financial public relations expenses which the Company attributes to higher levels of corporate governance activities.

	Research and development costs in the second quarter of 1997 were approximately $43,000 compared to $92,000 in the second quarter of 1996, one year ago. For the six month period ended June 30, 1997 research and development costs were approximately $81,000 compared to $146,000 in the period in the prior year. These decreases are largely due to changes in salary expenses. The Company reduced its administrative engineering activities and increased its focus on enhancements to existing products, the costs of which are recorded in costs of goods sold.

	Non-operating expenses in both periods under comparison primarily consisted of interest expense. Interest expense increased in the three and six month periods ending June 30, 1997 compared to the same periods in the prior year in spite of decreases in the level of debt in 1997 compared to 1996.
This is due to the settlement in 1996 of accrued interest expense at less than the accrued amount. Prior to the issuance on June 19, 1997 of subordinated debt in the amount of $2,000,000, the debt of the Company declined approximately $200,000 since June 1996.

	Cash used by investing activities of approximately $748,000 reflects investments of $425,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also incurred costs of approximately $211,000 in connection with the issuance of five year subordinated notes payable of $2,000,000 in June 1997 which costs will be amortized on a straight-line basis over the term of the related debt. The Company also purchased approximately $89,000 of additions to machinery and equipment during the first six months of 1997. During the six months ended June 30,1996, the Company invested only $4,000 in equipment.

	Net cash provided by financing activities in the six month period ended June 30, 1997 was approximately $4,294,000. This is due to the receipt of net proceeds from the issuance of common stock of approximately $2,670,000 in two private issues, one ending in February 1997 with common stock issued at a per share price of $0.75 and one ending in June 1997 at a per share price of $1.40 raising approximately $1,104,000 and $1,566,000, respectively. In addition, on June 19, 1997 the Company received $2,000,000 in return for the issuance of five year subordinated notes payable. Offsetting this increase was a $358,000 use of cash to reduce notes payable. In the six month period ending June 30, 1996, the Company raised $169,000 from the issuance of common stock which was offset by reductions of notes payable of $252,000 resulting in a net use of cash by financing activities of $83,000.

Liquidity and Capital Resources

	As of June 30, 1997, the Company had positive working capital of approximately
$4,095,000 compared to negative working capital as of December 31, 1996 of approximately $400,000. The positive working capital was substantially enhanced by the net proceeds of approximately $2,670,000 received from the issuance of common stock in connection with two private placement offerings of such securities and the issuance of five year subordinated notes payable in the amount of $2,000,000. The Company used these proceeds to pay all other outstanding debt, a portion of which had been delinquent as to principal payments.

	Due to continued profitability and the equity and long-term debt financings, the Company's liquidity and capital resources currently appear adequate to meet the expected needs of the Company's operations. Although the Company is not currently  dependent on its earnings to provide liquidity, it has recently demonstrated an ability to realize gross margins of approximately 70%
and to produce a profit. Accordingly, management believes the liquidity and capital resources of the Company are sufficient to meet its operational needs and to allow the Company to realize the value of its assets.

PART II. OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES

On June 19, 1997, the Company issued a promissory note in the amount of $1,000,000 to each of two accredited investors in exchange for a secured subordinated loan in the total amount of $2,000,000. On the same day, the Company also issued a warrant to purchase 500,000 shares of the Company's Common Stock at a purchase price of $1.80 per share, as adjusted for the Company's one-for-five reverse stock split, to one of these accredited investors as a condition to such investor's loan. Maven Securities, Inc. ("Maven") acted as placement agent for such loans and was paid $140,000 as compensation for such services. The promissory notes and the warrant were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from such loans were used by the Company to repay approximately $250,000 of short-term debt and the remainder of such proceeds will be used to fund research and development expenses and the Company's future working capital needs.

In addition, in June 1997 the Company issued 1,085,000 shares of common stock to accredited investors at a purchase price of $1.40 per share which shares were also exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. Maven acted as placement agent for this sale on cash terms of 10% commission and a 3% fee for expenses. As additional compensation, the Company issued Maven warrants to purchase 44,660 shares of common stock at an exercise price of $1.40 per share and 30,000 shares of common stock at an exercise price of $1.80 per share. The aggregate offering price for such shares was $1,519,000 and the aggregate placement agent commissions and expenses were $98,252.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	27--Financial Data Schedule

	99--Cautionary Statement

(b)	Reports on Form 8-K

	None.



SIGNATURES



		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              			GLOBAL MAINTECH CORPORATION



August 14, 1997	                                 By:	/s/ James Geiser
                                                    -----------------------
                                                     James Geiser
			                                                  Chief Financial and
                                                     Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




August 14, 1997		                                 By:	/s/ David McCaffrey
                                                      ---------------------
	                                                     David McCaffrey
	                                                     Chief Executive Officer