Form 10QSB
period 1997-09-30
GLOBAL MAINTECH CORP
filed 1997-11-14
CIK 783738

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549



                            FORM 10-QSB



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



            For the Quarterly Period Ended September 30, 1997



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     X      	No______


                   ______________________________________________


On November 7, 1997 there were 16,910,221 shares of the issuer's no par value common stock outstanding.

Transitional small business issuer format: No

                    SAFE HARBOR STATEMENT UNDER THE
             PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; inability of the Company to compete in the industry in which itoperates; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure by the Company to sustain demand incurrent products or to expand its product lines to meet demand or to meet the costs associated with product expansion; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.




                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GLOBAL MAINTECH CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                   September 30,         December 31,
                                       1997                  1996
                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents        $ 2,597,472           $     32,890
  Accounts receivable, less
    allowance for doubtful
    accounts of $15,000              1,566,738                451,599
  Other receivables                     85,622                 21,519
  Inventory                            372,661                217,943
  Prepaid expenses and other            81,744                 26,706
                                   -----------            -----------
        Total current assets         4,704,237                750,657

Property and equipment, net            152,089                 31,221
Leased equipment, net                   58,678                 82,377
Patent costs, net                       70,525                 61,779
Deferred subordinated debt costs       200,898                    -
Software development costs, net        832,009                425,519
                                   -----------            -----------
               TOTAL ASSETS        $ 6,018,436            $ 1,351,553



The accompanying notes are an integral part of these consolidated statements.

                        GLOBAL MAINTECH CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                   September 30,         December 31,
                                       1997                 1996
                                        (Unaudited)
CURRENT LIABILITIES
  Accounts payable                 $   258,664           $   396,004
  Current portion of notes payable        -                  211,613
  Convertible subordinated debentures     -                  151,750
  Accrued liabilities
   Compensation and payroll taxes       92,153                79,655
   Interest                             70,000                13,960
   Other                                18,813                38,325
   Deferred revenue                     44,852               259,747
                                   -----------           -----------
       Total current liabilities       484,482             1,151,054

Subordinated notes payable,
  less current portion               2,000,000                16,600
                                   -----------           -----------
       Total liabilities             2,484,482             1,167,654


STOCKHOLDERS' EQUITY (DEFICIT)
 Voting, convertible preferred stock
  - Series A, convertible into one common
  stock share for each preferred share,
  no par value; 887,980 shares authorized;
  258,780 shares issued and outstanding;
  total liquidation preference of
  outstanding shares-$485,000          121,368              328,601

 Common stock, no par value; 49,112,020
  shares authorized; 16,810,221 shares
  issued and outstanding                  -                    -
    Additional paid-in-capital       5,125,184            2,243,438
    Notes receivable-officers         (294,500)            (324,500)
    Accumulated deficit             (1,418,098)          (2,063,640)
                                   -----------          -----------
       Total stockholders' equity    3,533,954              183,899
                                   -----------          -----------
                                   $ 6,018,436          $ 1,351,553


The accompanying notes are an integral part of these consolidated statements.

                        GLOBAL MAINTECH CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                      Three Months Ended          Nine Months Ended
                         September 30                September 30
                      1997          1996          1997          1996
Net sales             $ 1,181,043   $   421,486   $ 2,756,430   $ 1,471,487
Cost of sales             304,020        43,932       701,113       424,961
                      -----------   -----------   -----------   -----------
     Gross Profit         877,023       377,554     2,055,317     1,046,526

Operating expenses
  Selling, general and
   administrative         497,271       197,071     1,199,917       506,054
  Research and
   development             78,988        39,993       159,995       186,102
                      -----------   ------------  -----------   -----------

Income from operations    300,764       140,491       695,405       354,370

Other income (expense):
  Interest expense        (72,845)      (20,829)     (106,791)      (39,744)
    Other                 (10,574)          -         (10,574)       (2,554)
                      -----------   -----------   -----------   ------------
Total other expense, net  (83,418)      (20,829)     (117,365)       (42,298)
                      -----------   -----------   -----------    -----------
Income from continuing
 operations before
 income taxes             217,345       119,662       578,040        312,072

Provision for income taxes   -           18,500         2,500         18,500
                      -----------   -----------   -----------    -----------
Income from continuing
 operations               217,345       101,162       575,540        293,572

Recovery of discontinued
 operations                  -             -           70,000           -
                      -----------   -----------   -----------    -----------
Gain from discontinued
 operations                -             -             70,000          -
                      -----------   -----------   -----------    -----------
         Net income   $   217,345   $   101,162   $   645,540    $   293,572


Net earnings (loss) per
 common and common
 equivalent share:
  Continuing operations   $ 0.012       $ 0.007       $ 0.033        $ 0.021
  Discontinued operations      -             -          0.004             -
                          -------       -------       -------        -------
    Net earnings          $ 0.012       $ 0.007       $ 0.038        $ 0.021

Weighted average number
 of common and common
 equivalent shares
 outstanding           18,845,064    14,689,871    17,189,261     14,254,034


The accompanying notes are an integral part of these consolidated statements.

                             GLOBAL MAINTECH CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Nine Months Ended
                                          September 30,
                                     1997                  1996
Cash flows from operating
 activities:

 Net income                          $   645,540           $   293,572
 Adjustments to reconcile
  net loss to net cash
  used in operating activities:
   Depreciation and amortization         283,849                22,911

 Changes in operating assets
  and liabilities:
   (Increase) decrease  in accounts
   and other receivables              (1,179,242)              278,610
   Increase in inventory                (154,718)             (181,298)
   Increase in leased equipment           (6,437)             (107,140)
   Increase in prepaid expenses          (55,039)              (24,786)
   Decrease in accounts payable         (125,541)             (298,979)
   Increase (decrease) in accrued
    expenses                              37,226                48,462
   Increase (decrease) in deferred
    revenue                             (214,895)              167,398
   Increase in other                        -                     -
                                     -----------           -----------
 Cash provided(used)
  by operating activities               (769,256)              198,750
                                     -----------           -----------

Cash flows from investing activities:
 Purchase of property and equipment     (166,006)              (20,130)
 Increase in deferred debt costs        (211,472)                  -
 Investment in software development
  costs                                 (586,489)             (314,929)
 Investment in patent costs              (26,746)                  -
                                     -----------           -----------
Cash used by investing
 activities                             (990,713)             (335,059)
                                     -----------           -----------
Cash flows from financing activities:
 Proceeds from issuance of common
  stock                                2,704,513                284,511
 Decrease in short-term notes payable   (363,363)               (85,095)
 Increase (decrease) in long-term notes
  payable                              1,983,400                (58,000)
                                     -----------            -----------
Cash provided (used) by financing
 activities                            4,324,551                141,416
                                     -----------            -----------
Net increase (decrease) in cash        2,564,582                  5,107

Cash and cash equivalents at
 beginning of period                      32,890                 39,364
                                     -----------            -----------
Cash and cash equivalents at end of
 period                              $ 2,597,472            $    44,471


The accompanying notes are an integral part of these consolidated statements.

                      GLOBAL MAINTECH CORPORATION

          FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


	General


 The Company, through its wholly owned subsidiary Global MAINTECH, Inc., designs, develops and markets a computer system, consisting of hardware and software, which monitors mainframe and mid-range computer operations and consolidates control of large corporate data centers. This system is called the Virtual Command Center ("VCC") and is designed to perform three primary functions: (a) consolidate consoles (computer terminals with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control; (b) monitor and control the computers connected to the virtual console; and (c) automate most, if not all, of the routine processes performed by computer operators in data centers. The VCC can be operated from a remote location and accepts multiple computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation quality RISC computer, which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

 The VCC competes with internal monitoring software, which monitors certain pieces of hardware and software in the computer in which it is installed, sold by other companies. Sales of such software were estimated to be $3 billion in November 1996. It is believed this market will grow to almost $9 billion by 2000, which would represent a compound annual growth rate of approximately, 30%.

 The Company believes the VCC also is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software which enables computers that contain different processors to be linked together. The Company has adapted the VCC and coupled it with its own proprietary software to form an enterprise computing management system. The VCC can be used to monitor and control desktops, mid-range servers and mainframes. Sales of all such UNIX-based systems in 1995 were $19 billion.


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

                     GLOBAL MAINTECH CORPORATION

          FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


 Common Equivalent Shares Outstanding

 The preferred stock is, because of its terms and the circumstances under which it was issued, in substance a common stock equivalent. The preferred stockholders can convert, at their option, to common stock on a one-for-one basis and can expect to participate in any appreciation of the value of the common stock. Accordingly, the weighted average common and common equivalent shares outstanding for the quarter ended September 30, 1997 include the weighted average of 15,927,008 common shares outstanding, 258,780 shares of preferred stock outstanding since their issuance on September 13, 1994, and stock options and warrants which have a dilutive effect. The stock options and warrants included as common equivalent shares outstanding total 2,659,275 shares and are computed by application of the treasury stock method.


 Capitalized Computer Software Costs

 In the quarter ended September 30, 1997, the Company recorded software development costs, net of amortization, of approximately $832,009, which represent costs incurred aftertechnological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology.
The software development costs are being amortized over a 36 month period using the straight-line method.


	Operating Leases

 The Company began leasing its Virtual Command Center product (VCC) to customers in 1996. The Company offers flexible lease terms to meet its customers' preferences. In some cases the lease may be classified as an operating lease on the Company's financial statements. Generally, a lease will be classified as an operating lease if the lease extends for a term less than the full economic life of the product and the Company retains a residual interest at the end of the lease term. Operating leases require the lessee to pay fair market value for the VCC if the lessee chooses to purchase the product at the end of the lease term. Since the Company is the manufacturer and seller of the VCC, the Company is comfortable with the risk of retaining a residual interest. The net investment in leased equipment was $117,869 less accumulated depreciation of $47,000 for a total of $70,869.

 A majority of the Company's VCC leases were assigned to a third party, on a non-recourse basis, for a lump sum payment to the Company in 1996. Under the terms of this assignment, the Company retained a residual value in the equipment under lease. The present value of the cash received was recorded as deferred revenue, and is being recognized into revenue over the term of the lease. Lease revenue assigned to third parties recorded in 1996 and the quarter ended September 30, 1997 was $91,000 and $85,500, respectively. The annual lease revenue in 1997 and 1998 is expected to be $114,000 and $23,000, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       	RESULTS OF OPERATIONS


Results of Operations

	Net cash used in operating and discontinued activities for the nine month period ended September 30, 1997 was approximately $769,000. Cash provided from net income,before depreciation and amortization, for this nine month period was approximately $930,000. However, cash was used to fund increases in current assets, primarily accounts receivable and inventory totaling approximately $1,334,000 and to reduce accounts payable and deferred revenue totaling approximately $340,000. In the same period in the prior year operating activities generated cash of approximately $199,000, which was largely due to net income of $293,572.

	Sales for the third quarter ended September 30, 1997 were approximately $1,181,000 compared to sales of continuing operations for the third quarter of 1996 of approximately $421,000. Sales for the nine months ended
September 30, 1997 were approximately $2.8 million compared to $1.5 million in the same nine month period of 1996. The increase in sales of $760,000 for the third quarter of 1997 is primarily due to an increase in product sales of approximately $920,000 offset by a decrease in licensing fees of approximately $160,000. In the quarter ended September 30, 1996, the Company recorded a one-time licensing fee sale of $225,000. Otherwise, ongoing licensing fees sales, exclusive of the one-time sale, increased $60,000. The increase in sales of $1.3 million for the nine month period ended September 30, 1997 is primarily due to an approximate $1.0 million increase in product sales, an approximate $50,000 increase in ongoing licensing fees and an increase in consulting fees of approximately $100,000. The gross profit margin percentage in the third quarter of 1997 was approximately 74% compared to approximately 90% in the same quarter in the prior year and was approximately 75% for the nine month period ended September 30, 1997 compared to approximately 71% in the same period in the prior year. The decrease in gross profit margin in the quarter ended September 30, 1997 compared to the same quarter in the prior year is due to the one-time license fee sale in the quarter ended September 30, 1996. The increase in gross profit margin for the nine months ended September 30, 1997 compared to the same period in the prior year is primarily due to a decrease in the cost of sales. The
Company attributes this decrease in costs of sales to temporary decreases in equipment costs which fluctuate from time to time.

	Selling, general and administrative expenses in the third quarter of 1997 were approximately $500,000 compared to $200,000 for the third quarter of 1996. For the nine month period ended September 30, 1997 these expenses were approximately $1,200,000 compared to $500,000 in the same period in the prior year. The increase of $300,000 for the third quarter ended September 30, 1997 is due primarily to increases in salaries, professional and technical, travel and expenses, marketing, insurance and depreciation expenses. Salaries increased due to increases in the number of employees the majority of which is due to new hires in sales and sales support. Professional and technical expenses increased in the areas of legal and investor relations. These increases in corporate governance expenses are largely related to expenses incurred from the registration of certain common stock securities previously issued in a series of private issues of such securities. The increases in travel expenses are due to increases in sales activities; marketing expense increases are due to increased product marketing efforts; insurance expense increases are related to increased sales and inventory levels; and, depreciation expense increases are due to purchases of machinery and equipment for software development. The $700,000 increase for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 is primarily due to increases in salaries, professional and technical, travel and expenses, marketing, insurance and depreciation expenses. These increases are primarily attributable to the same factors that caused the increases in these same expense categories in the third quarter comparison above, with one exception: Legal expenses increased in the nine month period primarily due to the settlement in the prior year's nine month period ended September 30, 1996 of old claims from continuing operations at less than the accrued amount.

	Research and development costs in the third quarter of 1997 were approximately $79,000 compared to $40,000 in the third quarter of 1996, one year ago. For the nine month period ended September 30, 1997 research and development costs were approximately $160,000 compared to $186,000 in the same period in the prior year. The increase in the comparative three month periods is due to increases in consulting expenses related to the development of certain improvements to the hardware used in the VCC. The decrease in the comparative nine month period is primarily due to changes in salary expenses. The Company reduced its administrative engineering activities and increased its focus on enhancements to existing products, the costs of which are recorded in costs of goods sold.

	Non-operating expenses in both periods under comparison primarily consisted of interest expense. Interest expense increased in the three and nine month periods ending September 30, 1997 compared to the same periods in the prior year. This is due to the issuance in June 1997 of $2,000,000 of subordinated debt. The increase in other non-operating expenses is entirely due to the amortization of deferred subordinated debt costs, which costs are being amortized over the term of the related subordinated debt.

	Cash used by investing activities of approximately $991,000 reflects investments of $586,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also incurred costs of approximately $211,000 in connection with the issuance of five year subordinated notes payable in the amount of $2,000,000 in June 1997 which costs will be amortized on a straight-line basis over the term of the related debt. The Company also purchased approximately $166,000 of additions to machinery and equipment during the first nine months of 1997. During the nine months ended September 30,1996, the Company invested approximately
$315,000 in software development and $20,000 in machinery and equipment.

	Net cash provided by financing activities in the nine month period ended September 30, 1997 was approximately $4,325,000. This is due to the receipt of net proceeds from the issuance of common stock of approximately
$2,705,000 in two private issues, one ending in February 1997 with common stock issued at a per share price of $0.75 and one ending in June 1997 at a per share price of $1.40 raising approximately $1,104,00 and $1,601,000, respectively. In addition, on June 19, 1997 the Company received $2,000,000 in return for the issuance of five year subordinated notes payable. Offsetting this increase was a $363,000 use of cash to reduce notes payable. In the nine month period ending September 30, 1996, the Company raised approximately $284,000 from the issuance of common stock which was offset by reductions of short and long-term notes payable of $143,000 resulting in a net use of cash by financing activities of $141,000.

Liquidity and Capital Resources

	As of September 30, 1997, the Company had positive working capital of approximately $4,220,000 compared to negative working capital as of December 31, 1996 of approximately $400,000. The positive working capital was substantially enhanced by the net proceeds of approximately $2,705,000 received from the issuance of common stock in connection with two private placements of such securities and the issuance of five year subordinated notes payable in the amount of $2,000,000. The Company used these proceeds to pay all other outstanding debt, a portion of which had been delinquent as to principal payments.

	Due to continued profitability and the equity and long-term debt financings, the Company's liquidity and capital resources currently appear adequate to meet the expected needs of the Company's operations. Although the Company is not currently dependent on its earnings to provide liquidity, it has recently demonstrated an ability to realize gross margins of better than 70%
in all periods under review and to produce a profit. Accordingly, management believes the liquidity and capital resources of the Company are sufficient to meet its operational needs and to allow
the Company to realize the value of its assets.

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


                                          			GLOBAL MAINTECH CORPORATION



November 13, 1997	                           By	 /s/ James Geiser
			                                              James Geiser
			                                              Chief Financial and
                                                 Chief Accounting Officer

		In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 13, 1997		                          By:	/s/ David McCaffrey
                                              			David McCaffrey
	                                                Chief Executive Officer