Form 10KSB
period 1997-12-31
GLOBAL MAINTECH CORP
filed 1998-03-31
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

Securities registered under Section 12(b) of the Exchange Act:  NONE

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

                                    Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the Fiscal Year Ended December 31, 1997 totaled $3,003,000

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1998 was approximately $31,230,000 based upon the closing bid price on the OTC Bulletin Board on that date. The number of shares of the Company's no par value common stock outstanding as of March 5, 1998 was 17,104,691.

Transitional Small Business Disclosure Format (Check One):

                                  Yes [_] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1997 are incorporated by reference in part III



COPIES OF THE COMPANY'S FORMS 10-KSB, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, MAY BE OBTAINED FREE OF CHARGE FROM JAMES GEISER AT THE COMPANY, 6468 CITY WEST PARKWAY, EDEN PRAIRIE, MINNESOTA 55344, PHONE 612-944-0400

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in
Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1997.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

     The Company, through its wholly owned subsidiary Global MAINTECH, Inc., designs, develops and markets a computer system, consisting of hardware and software, which monitors and controls diverse computers in a data center from a single, master console. The Virtual Command Center ("VCC" or "VCC Unit") can simultaneously manage mainframes, mid-range computers (e.g., UNIX, Microsoft and Windows NT platforms) and networks. The VCC is designed to perform three primary functions: (a) consolidate consoles (computer terminal with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control: (b) monitor and control the computers connected to the virtual console; and (c) automate most, if not all, of the routine processes performed by computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation-quality reduced instruction set computer ("RISC") which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

     In 1995, the Company installed it first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of twenty-one VCC Units to a total of eight customers and had shipped four VCC Units for evaluation purposes to three prospective customers. The Company's customers include: General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., BMC Software, Frontier Information Technologies, Inc. and Merrill Lynch & Co. Inc.

Systems Management Software

     The VCC competes with internal monitoring software, which monitors certain pieces of hardware and software applications in the computer in which such internal software is installed, sold by other companies. Annual sales of systems-management software were estimated to be $3 billion as of November 1996. It is believed this market will grow to almost $9 billion by 2000, which would represent a compound annual growth rate of approximately 30%.

     The Company believes the VCC also is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software which enables computer that contain different processors to be linked together. The VCC has its own proprietary software and hardware which allow it to form an enterprise computing management system. The VCC can be used to monitor and control desktops, mid-range servers and mainframes. Sales of all such UNIX-based systems in 1995 were approximately $19 billion.

     The Company is engaged solely in the business of manufacturing and selling VCC Units. This line of business generated all of the Company's revenue in 1996 and 1997. Certain of the revenues represent maintenance service revenue and consulting revenue from its customer base.

     The Company was incorporated under the laws of the State of Minnesota in 1985 under the name Computer Aided Time Share, Inc. In 1995, the Company changed its name to Global MAINTECH Corporation. As of December 31, 1997 the Company had no employees and its operating subsidiary, Global MAINTECH, Inc., had 26 employees.

     See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's headquarters is located at 6468 City West Parkway, Eden Prairie, MN 55344, with additional office space located at 6542 City West Parkway, Suite 200, Eden Prairie, MN 55344. The leases for each of these locations terminate on July 31, 1998. The Company is currently negotiating a new 20 month lease for 10,500 square feet at 7574 Market Place Drive, Eden Prairie, MN 55344 with a term beginning August 1, 1998. The Company anticipates consolidating its headquarters into this office space at such time. In August 1996 the Company entered into an office lease with 1,545 square feet at 17310 Redhill Avenue, Suite 115, Irvine, CA 92714 and has a smaller office at 599 N. Mathilda Ave., Sunnyvale, CA 94086. These leases provide for monthly payments through July 31 and August 31, 1998, respectively and are used as sales and technical development offices. The Company is responsible for utilities, insurance, and other operating expenses at all locations.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock trades on the OTC Bulletin Board under the symbol "GLBM". Prior to November 12, 1996, the Company's common stock traded under the symbol "GBMT." The Company effected a 1-for-5 reverse split of its common stock on November 12, 1996.

         The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 1997 and 1996. These quotations represent prices quoted between dealers as if the 1-for-5 reverse stock split had occurred on January 1, 1996, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                          YEAR ENDED DECEMBER 31, 1997

                                            COMMON STOCK
                    QUARTER                 LOW       HIGH
                    --------------------------------------
                    First                $  1.44   $  2.56
                    Second                  1.50      2.75
                    Third                   1.69      2.38
                    Fourth                  1.94      2.88


                          YEAR ENDED DECEMBER 31, 1996

                                             COMMON STOCK
                    QUARTER                 LOW       HIGH
                    --------------------------------------
                    First                $  0.30   $  0.75
                    Second                  0.40      1.60
                    Third                   0.65      1.30
                    Fourth                  0.90      1.81

     As of March 5, 1998, the Company had approximately 2,617 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results of the Company for the years ended December 31, 1997 and 1996. These results include the operations of Global MAINTECH, Inc., the Company's wholly owned subsidiary.

     Sales from continuing operations for the year ended December 31, 1997 were approximately $3,003,000 compared to sales from continuing operations of $2,130,000 in the year ended December 31, 1996. Sales of the Virtual Command Center or VCC were approximately $2,138,000 in 1997 compared to approximately $1,797,000 in 1996. Maintenance fees were approximately $702,000 in 1997 on previously sold systems. Revenue in 1997 also included approximately $132,000 of consulting revenue and $30,000 from sales of miscellaneous computer parts. Revenue in 1996 related to maintenance, consulting, and other activities totaled approximately $332,000. These revenue activities reflect the installation of a cumulative total of 21 VCC units with eight customers compared to a cumulative total of 10 VCC units with three customers in 1996. The gross margin on sales was approximately 75% in 1997 compared to 71% in the year ended December 31, 1996. The increase in gross margin in 1997 is primarily related to the increase in maintenance fees in 1997.

     Selling, general and administrative costs for the year ended December 31, 1997 were approximately $1,649,000 compared to approximately $962,000 for the same period in the prior year. This $687,000 increase is related to a $235,000 increase in salary expense which reflects an increase in paid employees which grew during the year from 16 to 26. Advertising, travel and entertainment costs increased $134,000 and $97,000, respectively in the year ended
1997 versus 1996. This reflects the increased activities in the business: marketing and travel expenses are directly related to increased selling activities. Nearly all the other "S,G&A" costs increased by amounts ranging from $84,000 to $15,000 including professional and technical costs, depreciation expense, and supplies, insurance, rent and utilities costs. These increases are all primarily related to increased business activities of the Company. Professional and technical expenses which include legal, accounting and investor relations expenses increased due to additional governance costs and a recovery of reserves which offset such expenses in 1996. There were no new litigation expenses in either 1997 or 1996. Depreciation expense increased as a function of the increase in equipment purchases for new employees. Office and warehouse supplies, insurance, rent and utilities all increased due to additional employees and additional offices. Insurance expense in 1996 was also unusually low due to an insurance refund received in 1996. Research and development expenses in 1997 and 1996 relate to the ongoing maintenance of existing software and comprise salaries and consulting fees for technical expertise. In 1997 this cost reflects fees paid of nearly $100,000 to a technical search firm hired to find additional technical employees.

     Non-operating expenses in the year ended December 31, 1997 consisted of interest expense, interest income and amortization of deferred debt issue costs indicated as "Other". In the last six months of 1997 interest expense includes only the cost of the $2,000,000 of subordinated debt issued by the Company on June 19, 1997. In the prior year interest expense represented the costs of the Company's convertible subordinated debentures, notes payable to vendors, a bank, and individuals, the principal amount of which totaled approximately $380,000 at December 31, 1996. Interest income in 1997 is the result of short-term investments of excess cash. Amortization ($44,294 annually on a straight-line basis over five years) of deferred debt issue costs of $221,470 relates to the issuance of $2,000,000 of subordinated debt.

     Net cash used in operating activities for the year ended December 31, 1997 was approximately $302,000 compared to approximately $163,000 provided by such activities in the year ended December 31, 1996. During the year ended December 31, 1997 operating funds of approximately $662,000 were provided by net income prior to depreciation/amortization. This increase was more than offset by a use of operating funds for assets including inventory, accounts receivable, and prepaid expenses of approximately $760,000 and for short-term liabilities of approximately $204,000.

     Cash used for investing activities in the year ended December 31, 1997 of approximately $2,270,000 reflects investments of approximately $780,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $109,000 in software licenses and patent costs. Additionally, the Company invested approximately $780,000 in sales-type leases covering the Company's products, purchased approximately $362,000 of property and equipment and invested approximately $163,000 in operating leases covering the Comapny's products. The Company also invested $75,000 in a software company due in 1998. In 1996 the Company invested approximately $473,000 in capitalized computer software development costs, $68,000 in patent costs and purchased $37,000 of property and equipment.

     Net cash of approximately $4,266,000 was provided by financing activities in the year ended December 31, 1997. This is the result of net proceeds from the issuance of common stock of $2,768,000 primarily through two separate private placements at per share prices of $0.75, $1.40, and a net issuance of long-term notes payable of $2,000,000. These proceeds were partially offset by payments of short-term notes payable of $320,000 and disbursements of approximately $212,000 for the issuance of new debt in the year ended December 31, 1997. In the year ended December 31, 1996 cash was provided by financing activities of approximately $516,000. This is the result of approximately $675,000 of proceeds from the issuance of common stock offset by decreases in short-term and long-term notes payable of approximately $159,000.

Liquidity and Capital Resources

     As of December 31, 1997, the Company had positive working capital of approximately $2,884,000 compared to negative working capital of approximately $400,000 as of December 31, 1996. The positive working capital as of December 31, 1997 is primarily due to the issuance of common stock and five-year subordinated debt and the Company's profitability during 1997. As of December 31, 1996, the Company was delinquent in principal payments of $283,000 of debt. The Company resolved such delinquencies during 1997.

     Presently, the Company believes it has sufficient working capital to pay its current liabilities. In addition to the proceeds received from the debt and equity issuances discussed above, the Company believes its working capital will continue to improve as the Company's profitability improves. This depends on the Company's ability to collect its accounts receivable and to make sales sufficient to realize the full value of its current inventory. Since the Company has recently achieved gross margins of approximately 70% on its sales and has not experienced any bad debts on its accounts receivable, management believes the Company's financial health will continue to improve as additional sales are realized. To that end, the Company has continued to purchase additional inventory in anticipation of additional sales. Such profitability also has improved the Company's access to the capital markets. Nevertheless, the Company can provide no assurance as to its continued profitability and access to the capital markets.

     During the year ended December 31, 1997, the Company's liquidity and capital resources were substantially improved. The Company's operating plan for the year ending December 31, 1998 anticipates a substantial increase in sales over the year ended December 31, 1997 with a commensurate increase in net income. As a result this operating plan projects a significant increase in the liquidity and capital resources of the Company. While the Company believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect.

Year 2000 Issue

     The Company has analyzed the potential effect of the year 2000 issue on both the system software included in the Company's equipment and on application software licensed or purchased by the Company and used in its internal operations. The Company has tested all of the system software included in its products and determined that it will not be affected. In addition, the Company has requested and received documentation from vendors supplying software for its primary business application addressing year 2000 compliance. In all cases, vendors responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998, although the Company has not independently tested these applications for compliance. Based on this analysis, the Company does not anticipate a material cost associated with its systems relative to the year 2000 issue.

Recent Developments

     On February 27, 1998 the Company purchased certain software and other assets relating to the system software business of Infinite Graphics Incorporated ("IGI"), a Minnesota corporation based in Minneapolis. The acquisition will be recorded as an asset purchase. The acquisition agreement provides for an initial payment of $500,000 and additional payments of up to $3,500,000. The payment of up to $3,300,000 of this additional payment is contingent on the future net income of this business segment and is determinable as of May 31, 1999. In the twelve months ended December 31, 1997 the unaudited revenue of IGI's software segment was $1,683,000 and the gross margin was $621,000.

     The acquired software and assets will be used by the Company to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms.

     Assets purchased in the acquisition include inventory, machinery and equipment, furniture and fixtures, a perpetual exclusive software license of a majority of the IGI software products used in the system software business and a non-exclusive license of certain software used in IGI's remaining business segment. IGI will reimburse the Company for the liabilities of IGI explicitly assumed by the Company in connection with the acquisition. The Company also agreed to satisfy IGI's unrecorded service obligations to the software end users in return for which the Company expects to receive support payments from such end users.

     In addition, in February 1998 the Company began a 400,000 share private placement of common stock at $1.90 per share and had issued 221,000 shares as of March 23, 1998. Maven Securities, Inc. acted as the placement agent wherein the Company agreed to pay the placement agent a 10% commission, a 3% fee for expenses and to issue to such agent a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $1.90 per share. The shares of common stock issued pursuant to this issuance are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 7.  FINANCIAL STATEMENTS.

                             Index to Financial Data
                                                                         PAGE
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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Global MAINTECH Corporation:

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF GLOBAL MAINTECH CORPORATION AND SUBSIDIARY AS OF DECEMBER 31, 1997 AND 1996, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY, AND CASH FLOWS FOR THE YEARS THEN ENDED. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDITS.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF GLOBAL MAINTECH CORPORATION AND SUBSIDIARY AS OF DECEMBER 31, 1997 AND 1996, AND THE RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR THE YEARS THEN ENDED, IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.



                                            KPMG Peat Marwick LLP

Minneapolis, Minnesota
March 23, 1998

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  December 31,   December 31,
                                                      1997          1996
                                                  ------------   ------------
CURRENT ASSETS
    Cash and cash equivalents                     $1,726,889     $   32,890
    Accounts receivable, less allowance for
        doubtful accounts of $15,000                 576,573        451,599
    Other receivables                                 26,111         21,519
    Inventories                                      797,435        217,943
    Prepaid expenses and other                        77,308         26,706
    Notes receivable                                  75,000           --
    Current portion of investment in
        sales-type leases                            286,997           --
                                                  ----------     ----------

        Total current assets                       3,566,313        750,657



Property and equipment, net                          308,347         31,221
Leased equipment                                     209,033         82,377
Software development costs, net                      955,835        425,519
Net investment in sales-type leases,
     net of current portion                          492,918           --
Other assets, net                                    331,003         61,779
                                                  ----------     ----------
                 TOTAL ASSETS                     $5,863,449     $1,351,553
                                                  ==========     ==========


The accompanying notes are an integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    December 31,   December 31
                                                                        1997           1996
                                                                    ------------   ------------
CURRENT LIABILITIES
    Accounts payable                                                $   396,159    $   396,004
    Current portion of subordinated notes payable                       100,000        211,613
    Convertible subordinated debentures                                    --          151,750
    Accrued liabilities
        Compensation and payroll taxes                                  123,605         79,655
         Interest                                                          --           13,960
        Other                                                            10,588         38,325
    Deferred revenue                                                     52,443        259,747
                                                                    -----------    -----------
           Total current liabilities                                    682,795      1,151,054
                                                                    -----------    -----------
    Subordinated notes payable, less current portion                  1,900,000         16,600
                                                                    -----------    -----------
           Total liabilities                                          2,582,795      1,167,654

STOCKHOLDERS' EQUITY (DEFICIT)
   Voting, convertible preferred stock - Series A,
        convertible into one common stock share for
        each preferred share, no par value; 887,980
        shares authorized; 244,113 shares in 1997 and
        700,667 shares in 1996 issued and outstanding;
        total liquidation preference of outstanding
        shares-$458,000                                                 114,489        328,601
    Common stock, no par value; 49,112,020 shares
        authorized; 17,084,587 shares in 1997 and
        13,260,533 shares in 1996 issued and outstanding                     --             --
    Additional paid-in-capital                                        5,295,829      2,243,438
    Notes receivable-officers                                          (294,500)      (324,500)
    Accumulated deficit                                              (1,835,164)    (2,063,640)
                                                                    -----------    -----------
           Total stockholders' equity                                 3,280,654        183,899
                                                                    -----------    -----------
                                                                    $ 5,863,449    $ 1,351,553
                                                                    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended
                                                            December 31,
                                                       1997             1996
                                                   ------------    -------------
Net sales
    Systems                                        $  2,138,323    $  1,797,295
    Maintenance, consulting and other                   864,184         332,208
                                                   ------------    ------------
                  Total net sales                     3,002,507       2,129,503
Cost of sales
    Systems                                             417,225         538,803
    Maintenance, consulting and other                   344,808          86,664
                                                   ------------    ------------
                  Total cost of sales                   762,033         625,467
                                                   ------------    ------------
                  Gross profit                        2,240,474       1,504,036
Operating expenses
    Selling, general and administrative               1,649,394         962,398
    Research and development                            319,859         150,273
                                                   ------------    ------------
                   Income from operations               271,221         391,365

Other income (expense):
    Interest expense                                   (183,004)        (60,746)
    Interest income                                      92,406            --
    Other                                               (22,147)         (2,554)
                                                   ------------    ------------
                    Total other expense, net           (112,745)        (63,300)
                                                   ------------    ------------

Income from continuing operations before
     income taxes                                       158,476         328,065
                                                   ------------    ------------
Provision for income taxes                                 --            18,500
                                                   ------------    ------------
                    Income from continuing
                        operations                      158,476         309,565

Gain from discontinued operations                        70,000            --
                                                   ------------    ------------
                     Net income                    $    228,476    $    309,565
                                                   ============    ============

Basic earnings per common share:
    Continuing operations                          $      0.010    $      0.026
    Discontinued operations                               0.004            --
                                                   ------------    ------------
    Net earnings                                   $      0.014    $      0.026
                                                   ============    ============

Diluted earnings per common share:
    Continuing operations                          $      0.008    $      0.022
    Discontinued operations                               0.004            --
                                                   ------------    ------------
    Net earnings                                   $      0.012    $      0.022
                                                   ============    ============

Shares used in calculations:
  Basic                                              15,918,047      11,988,189
  Diluted                                            19,555,417      14,268,610

The accompanying notes are an integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                      Preferred stock          Common stock     Additional      Notes
                                   --------------------   ---------------------   paid-in    receivable-  Accumulated
                                     Shares    Amount        Shares    Amount     capital     officers       defict        Total
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1995        865,207  $ 405,770     10,487,695   $ --   $  906,658    $      --   $(2,373,206)   $(1,060,778)

  Net income                            --          --             --     --           --           --       309,566        309,566
  Common stock issued                   --          --      1,609,965     --      777,545           --            --        777,545
  Stock issue costs                     --          --             --     --     (119,434)          --            --       (119,434)

  Voluntary stock reduction             --          --     (1,340,000)    --           --           --            --             --
  Conversion of notes payable           --          --        200,000     --      150,000           --            --        150,000
  Conversion of subordinated
    debentures                          --          --        168,333     --      110,000           --            --        110,000
  Common stock options and
    warrants exercised                  --          --      1,970,000     --      341,500           --            --        341,500
  Exercise officer stock
    options                             --          --             --     --           --     (324,500)           --       (324,500)

  Converted preferred shares       (164,540)   (77,169)       164,540     --       77,169           --            --             --
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996        700,667  $ 328,601      13,260,533  $ --   $2,243,438    $(324,500)  $(2,063,640)       183,899
  Net income                             --         --              --    --          --            --       228,476        228,476
  Common stock issued                    --         --       2,752,800    --    2,779,600           --            --      2,779,600
  Stock issue costs                      --         --              --    --     (312,278)          --            --       (312,278)

  Common stock options and
    warrants exercised                   --         --         614,970    --      300,957           --            --        300,957
  Stock options exercised in
    conjunction wtih retirement
    of note payable                      --         --              --    --       60,000           --            --         60,000
  Receipt of payment of officer
    note receivable related to
    stock options exercised in 1996      --         --              --    --           --       30,000            --         30,000
  Warrants issued in conjunction
    with issuance of notes
    payable                              --         --              --    --       10,000           --            --         10,000
  Converted preferred shares       (456,554)  (214,112)        456,554    --      214,112           --            --             --
------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1997        244,113  $ 114,489      17,084,857  $ --   $5,295,829    $(294,500)  $(1,835,164)    $3,280,654


The accompanying notes are an integral part of these consolidated statements.

                    GLOBAL MAINTECH CORPORATION SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                              December 31,
                                                       --------------------------
                                                          1997          1996
                                                       -----------    -----------
Cash flows from operating activities:

    Net income                                         $   228,476    $   309,566
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                      433,981        101,215

        Changes in operating assets and liabilities:
             Increase  in accounts
                   and other receivables                  (129,566)      (111,848)
             Increase in inventory                        (579,492)       (31,131)
             Increase in prepaid expenses                  (50,602)        (5,702)
             Increase (decrease) in accounts payable           155       (412,426)
             Increase in accrued expenses                    2,253         53,630
             Increase (decrease) in deferred revenue      (207,304)       259,747
                                                       -----------    -----------
          Cash provided (used) by operating
               activities                                 (302,099)       163,051
                                                       -----------    -----------

Cash flows from investing activities:
    Net increase in investment in sales-type leases       (779,915)          --
    Purchase of property and equipment                    (361,869)       (37,173)
    Investment in leased equipment                        (162,548)      (107,140)
    Investment in software development costs              (781,516)      (473,719)
    Investment in other intangible's                      (108,900)       (67,779)
    Investment in note receivable                          (75,000)          --
                                                       -----------    -----------
          Cash used by investing activities             (2,269,748)      (685,811)
                                                       -----------    -----------

Cash flows from financing activities:
    Disbursements for deferred debt costs                 (212,470)          --
    Proceeds from issuance of common stock               2,768,279        675,111
    Payments of notes payable and convertible
      subordinate debentures                              (319,963)      (158,825)
    Payments received on officers note receivable           30,000           --
    Proceeds from issuance of notes payable              2,000,000           --
                                                       -----------    -----------
          Cash provided by financing
              activities                                 4,265,846        516,286
                                                       -----------    -----------


             Net increase (decrease) in cash             1,693,999         (6,474)

Cash and cash equivalents at beginning of year              32,890         39,364
                                                       -----------    -----------
Cash and cash equivalents at end of year               $ 1,726,889    $    32,890
                                                       ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for:   Interest          $   200,584    $    62,686
                                 Income taxes            9,999

Supplemental disclosure of noncash investing and financing activities:

   During 1997, warrants to purchase shares of common stock were issued in connection with the issuance of notes payable. The estimated value of warrants ($10,000) was capitalized related to this transaction (Note 7).

   During 1997, options held by a vendor were exercised in connection with the retirement of $60,000 of outstanding notes payable.

The accompanying notes are an integral part of these consolidated statements.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Global MAINTECH, Inc., the Company's principal operating subsidiary, produces and assembles a computer software and hardware product that it sells as a console consolidation and console management solution to the systems and network management marketplace primarily in the United States. The product is called the Virtual Command Center ("VCC").

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Global MAINTECH Corporation and its operating subsidiary, Global MAINTECH, Inc. All significant intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENTS: Effective for 1997, the Company implemented SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. The effect of SFAS 128 is described below. SFAS 129 incorporated several existing disclosure requirements on capital structure into a single accounting standard and had no effect on the Company's reporting.

SFAS No. 130, Reporting Comprehensive Income, is effective for the Company for all periods reported after December 31, 1997. This standard prescribes a new way of reporting and displaying the balances of and changes in certain equity accounts. SFAS 130 does not affect the measurement or accounting for these accounts. By its nature, SFAS 130 will, when implemented, have no effect on the Company's reported operations or financial position. The Company is considering alternative presentations to meet the new requirements.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY: Inventory is stated on a first in, first out (FIFO) basis at the lower of cost or market.

PROPERTY AND EQUIPMENT: Property and equipment is recorded at cost and comprised primarily of computer and office equipment. Depreciation is provided for principally using the double declining balance method, based on the estimated useful lives of the respective assets which generally have lives of three years.

Maintenance and repairs are charged to expense as incurred.

REVENUE RECOGNITION: Revenue from product sales is recognized upon the latter of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment or acceptance or before maintenance revenues are earned. The Company sells maintenance agreements which require minor updates of software to be delivered to the customers free of charge. New versions of the Company's software representing a major upgrade are not a part of the maintenance agreements. The Company expenses the costs of minor updates to its software as incurred.

The Company recogizes revenue from leasing activities in accordance with SFAS No. 13, Accounting for Leases. Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases.

Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum leae payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the fudture minimum lease

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values.

The Company is the lessor of equipment under operating leases expiring in various years. The cost of equipment subject to such leases is recorded as leased equipment and is depreciated on a straight-line basis over the estimated service life of the equipment. Operating lease revenue is recognized as earned over the term of the underlying lease.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years.

The carrying value of a software development asset is regularly reviewed by the Company and a loss is recognized when the unamortized costs are not recoverable based on the estimated cash flows to be generated from the applicable software.

OTHER ASSETS: Other assets is comprised of patents, capitalized software license fees, and capitalized debt issuance costs. Patents and capitalized software license fees are stated at costs and are amortized over three years or over the useful life of the license using the straight-line methods. Capitalized debt issuances costs are stated at cost and are amortized over the term of the related debt agreement. Recorded amounts for patents and license fees are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

STOCK BASED COMPENSATION: The Company has adopted the disclosure requirements SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations in accounting for is plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

EARNINGS PER SHARE: SFAS 128 Earnings per Share, became effective to the
Company for the year ended December 31, 1997 and requires restatement of all earnings per share amounts presented for prior periods. Under the new standard, primary earnings per share will no longer be presented. Basic earnings per share will represent earnings, reduced by any dividends on preferred stock, divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share (formerly called "fully diluted") will represent earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include "in the money" stock options and warrants for the purchase of shares of common stock and the amount of common shares which would be added by conversion of the outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these securities and the use of any proceeds from these actions to repurchase a portion of these shares at the average market price for the period. When the results of continuing operations are a loss, other potentially dilutive securities will not be included in the calculation of loss per share.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND SUBSIDIARY
--------------------------------------------------------------------------------


The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                                  Years Ended December 31,
                                                   1997                1996
                                             ---------------------------------
 BASIC EARNINGS PER SHARE
   Weighted average shares                      15,918,047         11,988,189

 DILUTED EARNINGS PER SHARE
   Weighted average shares                      15,918,047         11,988,189
   Stock options                                 2,765,174          1,416,352
   Warrants                                        628,083            163,402
   Conversion of preferred stock                   244,113            700,667
                                             ---------------------------------

   Total dilutive shares                        19,555,417         14,268,610
                                             =================================

 Antidilutive stock options excluded                83,000             83,000
 Antidilutive warrants excluded                    600,000               -

No adjustments to net income presented on the Consolidated Statements of Operations were made in the determination of earnings per share.

INCOME TAXES: Deferred taxes are provided on liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

RECLASSIFICATIONS: Certain amounts previously reported in 1996 have been reclassified to conform to the 1997 presentation.

NOTE 2.  RECOVERY FROM DISCONTINUED OPERATION

The Company's Board of Directors made the decision to discontinue that portion of the operations which brokered and sold parts for IBM mainframe computers in 1995. Effective December 31, 1995 these operations were sold to Norcom Resources, Inc. ("Norcom") for $123,000. A portion of the sale included a $70,000 note receivable from Norcom which the Company treated as uncollectible. However, in March 1997 the Company collected the full amount of such note receivable and recorded a recovery related to the discontinued operation.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. INVENTORIES

Inventory consists of the following:

                                        December 31,
                              --------------------------------
                                  1997                1996
                              ------------        ------------
Raw materials                   $526,379            $108,484
Completed systems                271,056             109,459

Total Inventories               $797,435            $217,943
                                ========            ========

NOTE 4. NET INVESTMENT IN SALES-TYPE LEASES

The Company began leasing equipment as lessor under sales-type leases in 1997. The components of net investment in sales-type leases as of December 31, 1997 are as follows:

Minimum lease payments receivable                               $ 892,323
Less: Unearned revenue                                           (112,408)
                                                              -------------
                                                                  779,915
Less: current portion                                            (286,997)
                                                              -------------
Investment in sales-type lease, net of current portion          $ 492,918

Future minimum lease payments to be received under sales-type leases are $328,361, $328,361, and $235,601 in 1998, 1999, and 2000, respectively.

NOTE 5. CAPITAL ASSETS

Certain of the Company's capital assets are comprised of the following:

                                                        December 31,
                                                 -----------------------
                                                   1997           1996
                                                 --------       --------
PROPERTY AND EQUIPMENT
   Computer and office equipment                $ 400,192      $ 166,656
   Accumulated depreciation                       (91,845)      (135,435)
                                                ----------     ----------
        Property and equipment, net             $ 308,347      $  31,221

LEASED EQUIPMENT
   Leased equipment                             $ 269,688      $ 107,140
   Accumulated depreciation                       (60,655)       (24,763)
                                                ----------     ----------
        Leased equipment, net                   $ 209,033      $  82,377

SOFTWARE DEVELOPMENT COSTS
   Software development costs                  $1,255,235      $ 473,719
   Accumulated amortization                      (299,400)       (48,200)
                                               -----------     ----------
        Software development costs, net        $  955,835      $ 425,519

OTHER ASSETS
   Patents                                     $  101,680      $  67,779
   Software licenses                               75,000             --
   Other                                          221,470             --
                                               -----------     ----------
                                                  398,150         67,779
   Accumulated amortization                       (67,147)        (6,000)
                                               -----------     ----------
        Other assets, net                      $  331,003         61,779

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

The Company's 11% convertible subordinated debentures were due July 1, 1996, with interest due semi-annually, and prior to maturity were redeemable by the Company or convertible at the option of the holder into 41,880 common shares at a price per share of $6.25. During the year ended December 31, 1996, debentures valued at $110,000 converted to equity pursuant to conversion terms other than the original $6.25 per share. In 1997, the Company paid all of the principal outstanding to debentureholders along with interest payments calculated at 11% per year. Expenses associated with the original issuance of the unconverted debentures were fully amortized as of July 1, 1996.

NOTE 7.  NOTES PAYABLE

Notes payable at December 31, 1997 and 1996 are comprised of the following:

                                                 1997                     1996
                                        ----------------------   ---------------------
                                                     Interest               Interest
                                           Amount      rate        Amount     rate
                                        ----------------------   --------------------
Subordinated notes payable to
  Mezzanine Capital Partners and
  Marquette Bancshares, Inc. due
  in installments of various
  amounts as described below
  through June 30, 2002                   $2,000,000    14.00%        -         -
Notes payable to First Bank,
  paid in 1997                               -          -            83,000   10.25%
Note payable to related party,
  paid in 1997                               -          -            16,667   13.00%
Note payable to vendor, paid in 1997         -          -           108,532   16.50%
Note payable to officer, paid in 1997        -          -            15,000   18.00%
Note payable to vendor, paid in 1997         -          -             5,014    6.00%
                                        -------------            -----------
                                           2,000,000                228,213
Less current portion                       (100,000)              (211,613)
                                        -------------            -----------
                                          $1,900,000                $16,600
                                        =============            ===========

The Company issued subordinated notes payable in the form of two $1,000,000 notes payable to Mezzanine Capital Partners, Inc. and Marquette Bancshares, Inc., respectively. The interest rate of 14% is fixed for the term of the notes. Installments of $100,000, $200,000, $300,000, $300,000, and $1,100,000 are due
for the years 1998 through 2002, respectively. The notes are subject to a 5% prepayment penalty through June 30, 1998 and 4% prepayment penalty from July 1, 1998 through June 30, 1999 and may be prepaid without penalty thereafter. The Company incurred costs related to the issuance of this debt in the amount of $221,470 which includes the estimated fair value of warrants to purchase a total of 530,000 shares of common stock at $1.80 per share that were issued in connection with the issuance of notes payable. These costs are being amortized on a straight-line basis over the five year term of such debt.

NOTE 8.  STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS: The Company issued warrants in 1997 in conjunction with common stock issued pursuant to the Private Placement Memorandum dated November 25, 1996. These warrants are exercisable at $0.75 per share and expire on February 28, 2002. During 1997 the Company also issued warrants pursuant to a subsequent private placement of common stock in June 1997, which are exercisable at $1.40 and expire on June 6, 2002. An additional 530,000 warrants were issued in 1997, which are exercisable at a per share price of $1.80 and expire in the year 2002. These warrants were issued in connection with the $2,000,000 of subordinated debt issued in June 1997. The total warrants outstanding as of December 31, 1997 was 1,724,298. Such warrants are exercisable at a weighted average price of $1.94 per share and expire in 2000 through 2004.

COMMON STOCK OPTIONS: The Company's stock option plan ("Plan"), provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The Plan was amended during 1995 to increase the number of aggregate options that can be issued to

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10,000,000 shares of common stock. Qualified incentive options must be granted with exercise prices equal to the fair market value of the stock at the date of grant. Nonqualified options must be granted with exercise prices equal to at least 85% percent of the fair market value of the stock at the date of grant.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $18,000 in 1997 and by an immaterial amount in 1996. The Company made this calculation using the Black-Scholes option pricing model with the following assumptions: volatility of 113%, risk-free interest rate of 5.5%, and an expected life of 5 years.

This pro-forma effect does not include the compensation cost of stock options currently issued but which do not vest until future years nor does it include the compensation cost of stock options issued prior to 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma net income amounts presented above.

Information with respect to stock options under the plan are summarized as follows:

                                                Incentive Stock Options             Nonqualified Options
                                          ----------------------------------   -----------------------------
                                                Shares      Weighted average      Shares    Weighted average
                                                             exercise price                  exercise price
                                          -------------     ----------------    ----------- -----------------
Total outstanding at December 31, 1995        4,232,000              $0.35       83,000              $5.87
  Granted                                       941,000              $0.59           --                 --
  Canceled                                     (620,000)             $0.30           --                 --
  Exercised                                  (1,938,000)             $0.17           --                 --
                                         --------------      ---------------    -----------  ----------------
Total outstanding at December 31, 1996        2,615,000              $0.49        83,000             $5.87
  Granted                                     1,432,000              $1.51
   Canceled                                     (75,000)             $1.00
   Exercised                                   (455,000)             $0.40
                                          ----------------------------------   -----------------------------
Total outstanding at December 31, 1997        3,517,000              $0.79        83,000             $5.87
                                          ==================================   =============================

     Options for 2,152,000 shares of common stock were exercisable at a weighted average exercise price of $0.54 as of December 31, 1997.

COMMON STOCK ISSUED: In 1997 the Company issued a total of approximately 2,752,800 shares of common stock. These shares were issued pursuant to two separate private placement issues: one ending February 1997; and one ending July 1997. In addition, 456,554 and 164,540 shares of common stock were issued to holders of preferred stock series A on a one-for-one exchange conversion in accordance with terms of the preferred stock in 1997 and 1996, respectively.

Specifically, during 1997, the Company issued 1,652,800 and 653,500 shares of common stock in 1997 and 1996, respectively at $0.75 per share pursuant to the private placement memorandum dated November 1996. During 1997 the Company also issued 1,100,000 shares of common stock at $1.40 per share pursuant to a private placement dated June 1997. In addition, 455,000 shares of common stock were issued due to the exercise of qualified stock options by certain non-officer employees or former employees of the Company and 159,970 shares of common stock were issued to converting warrantholders. Stock issue costs were $312,278 and $119,434 in 1997 and 1996, respectively.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.  INCOME TAXES

At December 31, 1997, the Company had a net operating loss carryforward of approximately $3.3 million. The net operating loss carryforward will be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code of approximately $200,000.

Future equity transactions could further limit the net operating losses available in any one year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are shown as follows:

                                          Year Ended            Year Ended
                                         December 31,          December 31,
                                             1997                  1996
                                       ------------------   -------------------
 Deferred tax assets
   Allowance for doubtful accounts                $5,000                $5,000

 Net operating loss carryforward               1,360,000             1,454,000
                                       ------------------   -------------------
               Subtotal                        1,365,000             1,459,000

 Less valuation allowance for deferred
   tax asset                                 (1,212,000)           (1,306,000)
                                       ------------------   -------------------
                                                 153,000               153,000

 Deferred tax liabilities                      (153,000)             (153,000)
                                       ------------------   -------------------

               Net deferred tax assets                $0                    $0
                                       ==================   ===================

The provision for income taxes consists of the following for the years ended December 31, 1997 and 1996:

                                          Year Ended            Year Ended
                                         December 31,          December 31,
                                             1997                  1996
                                       ------------------   -------------------

 Current
     Federal                                   $     -                  $9,500
                                                     -                   9,000
 State
                                       ------------------   -------------------
          Total                                      -                  18,500

 Deferred                                            -                    -
                                       ------------------   -------------------
          Total                                $     -                 $18,500
                                       ==================   ===================

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The income tax expense (benefit) differed from the amounts computed by applying the U. S. federal income tax rate of 34% as a result of the following:

                                          Year Ended            Year Ended
                                         December 31,          December 31,
                                             1997                  1996
                                       ------------------   -------------------

 Expense (benefit) at statutory rate            $ 77,000              $112,000

 State income tax benefit,
     net of federal                               13,000                 6,000

 Change in valuation allowance                  (94,000)             (139,000)

 Effect of change in ownership on
   net operating loss carryforward                  -                     -

 Other                                             4,000                39,500
                                       ------------------   -------------------

          Actual tax expense (benefit)              -                  $18,500
                                       ==================   ===================

NOTE 10. OPERATING LEASES

COMPANY AS LESSOR: The Company leases equipment, primarily VCC units, under noncancelable operating leases expiring in various years. The cost of equipment subject to such leases is recorded as leased equipment.

The operating lease payment stream related to leases initiated in 1996 was assigned to a third party, on a non-recourse basis, for a lump sum payment to the Company in 1996. The present value of the cash received was recorded as deferred revenue and is being recognized into revenue over the term of the underlying leases. These underlying leases terminate in 1997 and 1998. Deferred revenue recorded by the Company related to these leases as of December 31, 1997 and 1996 was approximately $20,000 and $116,000, respectively. Future minimum lease payments to be received for operating leases in which the payment stream has not been assigned to a third party are $15,192, $15,192 and $11,224 for 1998, 1999, and 2000, respectively.

COMPANY AS LESSEE: The Company has operating leases for certain development related IBM computers, office equipment and its office premises. The rental payments under these leases are charged to expense as incurred. All the leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leases. Lease expense in 1997 and 1996 was approximately $112,000 and $103,000, respectively. The future minimum lease payments are approximately $94,000, $22,000 and $2,000 for the years 1998, 1999 and 2000, respectively.

NOTE 11.  SUBSEQUENT EVENT

On February 27, 1998 the Company purchased certain software and other assets relating to the system software business of Infinite Graphics Incorporated ("IGI"), a Minnesota corporation based in Minneapolis. The acquisition will be recorded as an asset purchase. The acquisition agreement provides for an initial payment of $500,000 and additional payments of up to $3,500,000. The payment of up to $3,300,000 of this additional payment is contingent on the future net income of this business segment and is determinable as of May 31, 1999. In the twelve months ended December 31, 1997 the unaudited revenue of IGI's software segment was $1,683,000 and the gross margin was $621,000.

The acquired software and assets will be used by the Company to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. Assets purchased in the acquisition include inventory, machinery and equipment, furniture and fixtures, a perpetual exclusive software license of a majority of the IGI software products used in the system software business and a non-exclusive

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

license of certain software used in IGI's remaining business segment. IGI will reimburse the Company for the liabilities of IGI explicitly assumed by the Company in connection with the acquisition. The Company also agreed to satisfy IGI's unrecorded service obligations to the software end users in return for which the Company expects to receive support payments from such end users.

In addition, in February 1998 the Company began a 400,000 share private placement of common stock at $1.90 per share and had issued 221,000 shares as of March 23, 1998. Maven Securities, Inc. acted as the placement agent wherein the Company agreed to pay the placement agent a 10% commission, a 3% fee for expenses and to issue to such agent a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $1.90 per share. The shares of common stock issued pursuant to this issuance are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

                                    PART III

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information with respect to Directors of the Company under the caption "Election of Board of Directors" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.

     The information with respect to the Executive Officers of the Company under the caption "Executive Officers" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.

     The information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the caption "Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1997 is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index of Exhibits (Not included herein.)

                                                                         EXHIBIT
DESCRIPTION                                                               NUMBER
-----------                                                              -------
Agreement and Plan of Merger dated December 6, 1994,                        2
as amended, among the Company, Mirror Consolidation Company, and MAINTECH Resources, Inc. (the Articles of Merger are attached thereto as Exhibit A) (incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on January 19,
1995).

Bylaws of the Company, as amended (incorporated herein                    3.2
by reference to the Registrant's Form S-1 (File No. 33-34894)).

Restated Articles of Incorporation of the Company, as amended in          3.3
May 15, 1995 annual meeting of common stockholders (corporate name change and increase in authorized stock) (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1995).

Amendment to Amended and Restated Articles of Incorporation of            3.4
the Company, filed November 12, 1996 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1997).

Form of 11% Convertible Subordinated Debenture due                        4.2
July 1, 1996  (incorporated  herein by reference to the Registrant's
Form 10-KSB for the year ended March 31, 1991.)

Form of Registration Agreement between the Company and                    4.3
holders of the Company's  11%  Convertible  Subordinated  Debentures
Due  July  1,  1996   (incorporated   herein  by  reference  to  the
Registrant's Form 10-K for the year ended March 31, 1991).

Form of Certificate of the Company's Series A                             4.4
Convertible Preferred Stock (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

Form of Certificate of the Company's Common Stock                         4.5
following   change  of  corporate  name   (incorporated   herein  by
reference  to the  Registrant's  Form  10-KSB  for  the  year  ended
December 31, 1995).

The Company's 1989 Stock Option Plan (incorporated                        10.1
herein by reference to Exhibit 28 to the  Registrant's  Registration
Statement on Form S-8, (File 33-33576)).

Amendments No. 1 and 2, dated October 17, 1991 and April 24,              10.2
1992,  respectively,   to  the  Company's  1989  Stock  Option  Plan
(incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31, 1992).

Mirror Technologies, Incorporated 401(K) Plan  effective                  10.3
April 1, 1992 (incorporated  herein by reference to the Registrant's
Form 10-K for the year ended March 31, 1992).

Lease Agreement dated April 22, 1993 between the Company and              10.4
Opus  Corporation  (incorporated  by reference  to the  Registrant's
Form 10-KSB for the year ended March 31, 1993).

Sales Agency Agreement dated January 6, 1994 between the                  10.5
Company  and  MacUSA,   Inc.   (incorporated  by  reference  to  the
Registrant's Form 8-K filed on January 21, 1994).

Office Lease Agreement between the Company and Jason Bassett              10.6
Creek Plaza dated March 28, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended March 31,
1994).

Office Lease Agreement between the Company and Physician's                10.7
and   Surgeon's   Capital   Corporation   dated   October   1,  1994
(incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

Office and Warehouse Lease Agreement between MAINTECH                     10.8
Resources, Inc. and David D. Heinen dated December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

Exclusive Distributor and Licensing Agreement between                     10.9
Yutaka Takagi and Circle  Corporation and MAINTECH  Resources,  Inc.
and Global MAINTECH, Inc. dated December 20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

Office Lease Agreement between the Company and Charles and                10.10
Sharron Mills dated December 12, 1995 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1995).

Brokerage Asset Purchase Agreement between Norcom Resources,              10.11
Inc.   and  Global   MAINTECH,   Inc.   dated   December   31,  1995
(incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995).

Amendment No. 3, dated May 15, 1995 to the Company's 1989                 10.12
Stock  Option  Plan   (incorporated   herein  by  reference  to  the
Registrant's Form 10-KSB for the year ended December 31, 1995).

Sale contract between Burlington Northern Railroad Company and            10.13
Global MAINTECH, Inc. dated March 21, 1996 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1995).

License and Asset Purchase Agreement between Infinite Graphics            10.14
Incorporated and the Company dated February 27, 1998.

Subsidiaries of the Registrant (incorporated herein by reference to       21
the Registrant's Form 10-KSB for the year ended December 31, 1994).

Consent of KPMG Peat Marwick LLP                                          23

Financial Data Schedule                                                   27

Cautionary Statement                                                      99


(b)  Reports on Form 8-K

     No Form 8-K was filed in the last quarter of the twelve month period ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Global MAINTECH Corporation


Dated: March 31, 1998                    By  /S/ JAMES GEISER
                                            ---------------------------
                                            James Geiser
                                            Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                TITLE                                 DATE
           ----                                -----                                 ----
 /S/ DAVID MCCAFFREY                  Chief Executive Officer                     March 31, 1998
---------------------------------     (Principal Executive Officer) and
David McCaffrey                       Director



 /S/ JAMES GEISER                     Chief Financial Officer and Secretary       March 31, 1998
---------------------------------     (Principal Financial and Accounting
James Geiser                          Officer)



 /S/ ROBERT E. DONALDSON              Director                                    March 31, 1998
---------------------------------
Robert E. Donaldson


/S/ JOHN E. HAUGO                     Director                                    March 31, 1998
---------------------------------
John E. Haugo

                                  Exhibit Index

                                                                        EXHIBIT
DESCRIPTION                                                             NUMBER
-----------                                                             -------
License and Asset Purchase Agreement between Infinite Graphics          10.14
Incorporated and the Company dated February 27, 1998.

Consent of KPMG Peat Marwick LLP                                        23

Financial Data Schedule                                                 27

Cautionary Statement                                                    99