Form 10KSB/A
period 1997-12-31
GLOBAL MAINTECH CORP
filed 1998-04-08
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-KSB/A-1


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

     See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's headquarters is located at 6468 City West Parkway, Eden Prairie, MN 55344, with additional office space located at 6542 City West Parkway, Suite 200, Eden Prairie, MN 55344. The leases for each of these locations terminate on July 31, 1998. As of March 31, 1998 the Company entered into a new 20 month lease for 10,500 square feet at 7574 Market Place Drive, Eden Prairie, MN 55344 with a term beginning August 1, 1998. The Company anticipates consolidating its headquarters into this office space at such time. In August 1996 the Company entered into an office lease with 1,545 square feet at 17310 Redhill Avenue, Suite 115, Irvine, CA 92714 and has a smaller office at 599 N. Mathilda Ave., Sunnyvale, CA 94086. These leases provide for monthly payments through July 31 and August 31, 1998, respectively and are used as sales and technical development offices. The Company is responsible for utilities, insurance, and other operating expenses at all locations.

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

     Cash used for investing activities in the year ended December 31, 1997 of approximately $2,270,000 reflects investments of approximately $780,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $109,000 in software licenses and patent costs. Additionally, the Company invested approximately $780,000 in sales-type leases covering the Company's products, purchased approximately $362,000 of property and equipment and invested approximately $163,000 in operating leases covering the Company's products. The Company also invested $75,000 in a note receivable from a software company due in 1998. In 1996 the Company invested approximately $473,000 in capitalized computer software development costs, $107,000 in leased equipment, $68,000 in patent costs and purchased $37,000 of property and equipment.

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

ITEM 7.  FINANCIAL STATEMENTS.

                             Index to Financial Data
                                                                         PAGE
Independent Auditors' Report                                               8

Consolidated balance sheets                                                9

Consolidated statements of operations                                     11

Consolidated statements of stockholders' equity                           12

Consolidated statements of cash flows                                     13

Notes to consolidated financial statements                                14

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

STOCKHOLDERS' EQUITY
   Voting, convertible preferred stock - Series A,
        convertible into one common stock share for
        each preferred share, no par value; 887,980
        shares authorized; 244,113 shares in 1997 and
        700,667 shares in 1996 issued and outstanding;
        total liquidation preference of outstanding
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

                    GLOBAL MAINTECH CORPORATION SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended
                                                              December 31,
                                                       --------------------------
                                                          1997          1996
                                                       -----------    -----------
Cash flows from operating activities:

    Net income                                         $   228,476    $   309,566
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization                      433,981        101,215

        Changes in operating assets and liabilities:
             Increase  in accounts
                   and other receivables                  (129,566)      (111,848)
             Increase in inventory                        (579,492)       (31,131)
             Increase in prepaid expenses                  (50,602)        (5,702)
             Increase (decrease) in accounts payable           155       (412,426)
             Increase in accrued expenses                    2,253         53,630
             Increase (decrease) in deferred revenue      (207,304)       259,747
                                                       -----------    -----------
          Cash provided (used) by operating
               activities                                 (302,099)       163,051
                                                       -----------    -----------

Cash flows from investing activities:
    Net increase in investment in sales-type leases       (779,915)          --
    Purchase of property and equipment                    (361,869)       (37,173)
    Investment in leased equipment                        (162,548)      (107,140)
    Investment in software development costs              (781,516)      (473,719)
    Investment in other intangibles                       (108,900)       (67,779)
    Investment in note receivable                          (75,000)          --
                                                       -----------    -----------
          Cash used by investing activities             (2,269,748)      (685,811)
                                                       -----------    -----------

Cash flows from financing activities:
    Disbursements for deferred debt costs                 (212,470)          --
    Proceeds from issuance of common stock               2,768,279        675,111
    Payments of notes payable and convertible
      subordinate debentures                              (319,963)      (158,825)
    Payments received on officers note receivable           30,000           --
    Proceeds from issuance of notes payable              2,000,000           --
                                                       -----------    -----------
          Cash provided by financing
              activities                                 4,265,846        516,286
                                                       -----------    -----------


             Net increase (decrease) in cash             1,693,999         (6,474)

Cash and cash equivalents at beginning of year              32,890         39,364
                                                       -----------    -----------
Cash and cash equivalents at end of year               $ 1,726,889    $    32,890
                                                       ===========    ===========

Supplemental disclosures of cash flow information:

Cash paid during the year for:   Interest          $   200,584    $    62,686
                                 Income taxes            9,999           --

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

Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum leae payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease

GLOBAL MAINTECH CORPORATION AND SUBSIDIARY

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values.

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

OTHER ASSETS: Other assets is comprised of patents, capitalized software license fees, and capitalized debt issuance costs. Patents and capitalized software license fees are stated at costs and are amortized over three years or over the useful life of the license using the straight-line method. Capitalized debt issuances costs are stated at cost and are amortized over the term of the related debt agreement. Recorded amounts for patents and license fees are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

STOCK BASED COMPENSATION: The Company has adopted the disclosure requirements under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees and related interpretations in accounting for is plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

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

INCOME TAXES: Deferred taxes are provided on an asset and liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3. INVENTORIES

Inventories consists of the following:

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
                                        =============            ===========

The Company issued subordinated notes payable in the form of two $1,000,000 notes payable to Mezzanine Capital Partners, Inc. and Marquette Bancshares, Inc., respectively. The interest rate of 14% is fixed for the term of the notes. Aggregate installments of $100,000, $200,000, $300,000, $300,000, and $1,100,000
are due for the years 1998 through 2002, respectively. The notes are subject to a 5% prepayment penalty through June 30, 1998 and 4% prepayment penalty from July 1, 1998 through June 30, 1999 and may be prepaid without penalty thereafter. The Company incurred costs related to the issuance of this debt in the amount of $221,470 which includes the estimated fair value of warrants to purchase a total of 530,000 shares of common stock at $1.80 per share that were issued in connection with the issuance of notes payable. These costs are being amortized on a straight-line basis over the five year term of such debt.

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

Information with respect to stock options under the plan are summarized as follows:

                                                Incentive Stock Options             Nonqualified Options
                                          ----------------------------------   -----------------------------
                                                Shares      Weighted average      Shares    Weighted average
                                                             exercise price                  exercise price
                                          -------------     ----------------    ----------- -----------------
Total outstanding at December 31, 1995        4,232,000              $0.35       83,000              $5.87
  Granted                                       941,000              $0.59           --                 --
  Canceled                                     (620,000)             $0.30           --                 --
  Exercised                                  (1,938,000)             $0.17           --                 --
                                         --------------      ---------------    -----------  ----------------
Total outstanding at December 31, 1996        2,615,000              $0.49        83,000             $5.87
  Granted                                     1,432,000              $1.51           --                 --
   Canceled                                     (75,000)             $1.00           --                 --
   Exercised                                   (455,000)             $0.40           --                 --
                                          ----------------------------------   -----------------------------
Total outstanding at December 31, 1997        3,517,000              $0.79        83,000             $5.87
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

Specifically, the Company issued 1,652,800 and 653,500 shares of common stock in 1997 and 1996, respectively at $0.75 per share pursuant to the private placement memorandum dated November 1996. During 1997 the Company also issued 1,100,000 shares of common stock at $1.40 per share pursuant to a private placement dated June 1997. In addition, 455,000 shares of common stock were issued due to the exercise of qualified stock options by certain non-officer employees or former employees of the Company and 159,970 shares of common stock were issued to converting warrantholders. Stock issue costs were $312,278 and $119,434 in 1997 and 1996, respectively.

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
                                       ==================   ===================

The provision for income taxes consists of the following for the years ended December 31, 1997 and 1996:

                                          Year Ended            Year Ended
                                         December 31,          December 31,
                                             1997                  1996
                                       ------------------   -------------------

 Current
     Federal                                   $     -                  $9,500

     State                                           -                   9,000
                                       ------------------   -------------------
          Total                                      -                  18,500

 Deferred                                            -                    -
                                       ------------------   -------------------
          Total                                $     -                 $18,500
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

Office Lease Agreement between the Company and Charles and                10.10
Sharron Mills dated December 12, 1995 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1995).

Brokerage Asset Purchase Agreement between Norcom Resources,              10.11
Inc.   and  Global   MAINTECH,   Inc.   dated   December   31,  1995
(incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995).

Amendment No. 3, dated May 15, 1995 to the Company's 1989                 10.12
Stock  Option  Plan   (incorporated   herein  by  reference  to  the
Registrant's Form 10-KSB for the year ended December 31, 1995).

Sale contract between Burlington Northern Railroad Company and            10.13
Global MAINTECH, Inc. dated March 21, 1996 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
December 31, 1995).

License and Asset Purchase Agreement between Infinite Graphics            10.14
Incorporated and the Company dated February 27, 1998.

Office Lease between the Company and Compass Marketing, Inc.,             10.15
sublessor, and Glenborough Reality Trust Incorporated, lessor, dated March 3, 1998.

Subsidiaries of the Registrant (incorporated herein by reference to       21
the Registrant's Form 10-KSB for the year ended December 31, 1994).

Consent of KPMG Peat Marwick LLP                                          23

Financial Data Schedule                                                   27

Cautionary Statement                                                      99


(b)  Reports on Form 8-K

     No Form 8-K was filed in the last quarter of the twelve month period ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Global MAINTECH Corporation


Dated: April 8, 1998                     By  /S/ JAMES GEISER
                                            ---------------------------
                                            James Geiser
                                            Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                TITLE                                 DATE
           ----                                -----                                 ----
 /S/ DAVID MCCAFFREY                  Chief Executive Officer                     April 8, 1998
---------------------------------     (Principal Executive Officer) and
David McCaffrey                       Director



 /S/ JAMES GEISER                     Chief Financial Officer and Secretary       April 8, 1998
---------------------------------     (Principal Financial and Accounting
James Geiser                          Officer)



 /S/ ROBERT E. DONALDSON              Director                                    April 8, 1998
---------------------------------
Robert E. Donaldson


/S/ JOHN E. HAUGO                     Director                                    April 8, 1998
---------------------------------
John E. Haugo

                                  Exhibit Index

                                                                       EXHIBIT
DESCRIPTION                                                            NUMBER
-----------                                                            -------
*License and Asset Purchase Agreement between Infinite Graphics         10.14
 Incorporated and the Company dated February 27, 1998.

 Office Lease between the Company and Compass Marketing, Inc.,
 sublessor, and Glenborough Realty Trust Incorporated, lessor,          10.15
 dated March 3, 1998

*Consent of KPMG Peat Marwick LLP                                       23

*Financial Data Schedule                                                27

*Cautionary Statement                                                   99

----------
*Previously filed on March 31, 1998