Form 10QSB
period 1998-03-31
GLOBAL MAINTECH CORP
filed 1998-05-15
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1998



                         Commission File Number 0-14692

                 ----------------------------------------------


                           GLOBAL MAINTECH CORPORATION


      MINNESOTA                                           41-1523657
State of Incorporation                        I.R.S. Employer Identification No.



                 6468 City West Parkway, Eden Prairie, MN 55344
                        Telephone Number: (612) 944-0400


                 ----------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]


                 ----------------------------------------------


On April 13, 1998 there were 17,403,258 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; inability of the Company to compete in the industry in which it operates; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the year ended March 31, 1998.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               March 31,   December 31,
                                                 1998         1997
                                              ----------   ----------

CURRENT ASSETS
    Cash and cash equivalents                 $  596,219   $1,726,889
    Accounts receivable, less allowance for
        doubtful accounts of $15,000           1,473,379      576,573
    Other receivables                            740,085       26,111
    Inventories                                1,040,838      797,435
    Prepaid expenses and other                   107,679       77,308
    Notes receivable                                  --       75,000
    Current portion of investment in
      sales-type leases                               --      286,997
                                              ----------   ----------
        Total current assets                   3,958,200    3,566,313



Property and equipment, net                      312,961      308,347
Leased equipment                                 194,552      209,033
Software development costs, net                1,229,198      955,835
Net investment in sales-type leases,
      net of current portion                          --      492,918
Other assets, net                              1,050,535      331,003
                                              ----------   ----------

                TOTAL ASSETS                  $6,745,446   $5,863,449
                                              ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                  -----------    -----------
CURRENT LIABILITIES
    Accounts payable                                              $   474,238    $   396,159
    Current portion of notes payable                                  100,000        100,000
    Accrued liabilities:
        Compensation and payroll taxes                                 99,068        123,605
        Interest                                                       68,085             --
        Other                                                          33,546         10,588
    Deferred revenue                                                   65,127         52,443
                                                                  -----------    -----------
           Total current liabilities                                  840,064        682,795
                                                                  -----------    -----------
    Subordinated notes payable, less current portion                1,900,000      1,900,000
                                                                  -----------    -----------
           Total liabilities                                        2,740,064      2,582,795

STOCKHOLDERS' EQUITY (DEFICIT)
   Voting, convertible preferred stock - Series A,
        convertible into one common stock share for each pre-
        ferred share, no par value; 887,980 shares authorized;
        233,446 shares in 1998 and 244,113 shares in 1997
        issued and outstanding; total liquidation preference of
        outstanding shares-$438,000                                   109,486        114,489
    Common stock, no par value; 49,112,020 shares
        authorized; 17,403,258 shares in 1998 and 15,248,816               --             --
        shares in 1997 issued and outstanding
    Additional paid-in-capital                                      5,788,423      5,295,829
    Notes receivable-officers                                        (294,500)      (294,500)
Accumulated deficit                                                (1,598,027)    (1,835,164)
                                                                  -----------    -----------
           Total stockholders' equity                               4,005,382      3,280,654
                                                                  -----------    -----------
                                                                  $ 6,745,446    $ 5,863,449
                                                                  ===========    ===========



 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                       ------------------------------
                                                             1998            1997
                                                       --------------    ------------
Net sales
    Systems                                              $  1,322,292    $    491,385
    Maintenance, consulting and other                         474,108         215,166
                                                         ------------    ------------
                  Total net sales                           1,796,400         706,551

Cost of sales
    Systems                                                   483,299         105,947
    Maintenance, consulting and other                         201,171          74,633
                                                         ------------    ------------
                  Total cost of sales                         684,470         180,580
                                                         ------------    ------------

                  Gross profit                              1,111,930         525,971

Operating expenses
    Selling, general and administrative                       756,170         316,091
    Research and development                                  147,322          44,326
                                                         ------------    ------------
                   Income from operations                     208,438         165,554

Other income (expense):
    Interest expense                                          (74,098)        (16,547)
    Interest income                                           113,870              --
    Other                                                     (11,074)             --
                                                         ------------    ------------

                   Total other income (expense), net           28,698         (16,547)
                                                         ------------    ------------

Income from continuing operations before income taxes         237,136         149,007

    Provision for income taxes                                     --           2,500
                                                         ------------    ------------

                  Income from continuing operations          237,136          146,507

                  Gain from discontinued operations               --           70,000
                                                         ------------    ------------


                     Net income                          $    237,136    $    216,507
                                                         ============    ============

Basic earnings per common share:
    Continuing operations                                $      0.014    $      0.013
    Discontinued operations                                        --           0.005
                                                         ------------    ------------
    Net earnings                                         $      0.014    $      0.018
                                                         ============    ============

Diluted earnings per common share:
    Continuing operations                                $      0.012    $      0.011
    Discontinued operations                                        --           0.004
                                                         ------------    ------------
    Net earnings                                         $      0.012    $      0.015
                                                         ============    ============

Shares used in calculations:
  Basic                                                    16,625,070      13,736,391
  Diluted                                                  19,784,645      16,732,492


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1998           1997
                                                      -----------    ----------
Cash flows from operating activities:

  Net income                                          $   237,136    $  216,507
  Adjustments to reconcile net income to
   net cash provided (used) in operating activities:
    Depreciation and amortization                         283,888        82,598

    Changes in operating assets and liabilities:
         Increase in accounts receivable                 (896,806)     (486,859)
         Increase in other receivables                   (713,974)         --
         Increase in inventories                         (243,403)      (38,713)
         Increase in prepaid expenses and other           (30,371)      (24,038)
         Increase (decrease) in accounts payable           78,079       (82,548)
         Increase (decrease) in accrued liabilities        66,506        (4,276)
         Increase (decrease) in deferred revenue           12,684       (87,711)
                                                      -----------    ----------
  Cash used by operating and discontinued activities   (1,206,261)     (425,040)
                                                      -----------    ----------

Cash flows from investing activities:
  Sale of investment in sales-type leases                 712,332            --
  Purchase of property and equipment                      (59,613)      (42,454)
  Investment in leased equipment                               --       (10,729)
  Investment in software development costs               (439,428)     (263,131)
  Investment in other assets                             (700,291)      (17,500)
  Receipt of payment on note receivable                    75,000            --
                                                      -----------    ----------
           Cash used by investing activities             (412,000)     (333,814)
                                                      -----------    ----------

Cash flows from financing activities:
  Disbursements for deferred debt costs
  Proceeds from issuance of common stock                  487,591     1,104,037
  Payments of short-term notes payable                         --      (107,817)
  Payments of long-term notes payable                          --       (16,600)
                                                      -----------    ----------
      Cash provided by financing activities               487,591       979,620
                                                      -----------    ----------


      Net increase (decrease) in cash                  (1,130,670)      220,766

      Cash and cash equivalents at beginning of
        period                                          1,726,889        32,890
                                                      -----------    ----------

      Cash and cash equivalents at end of period      $   596,219    $  253,656
                                                      ===========    ==========

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

          In 1995, the Company installed its first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of 26 VCC Units to a total of eight customers and had shipped four VCC Units for evaluation purposes to three prospective customers. As of March 31, 1998, the Company had sold an additional 5 VCC Units for a total of 31. The Company's customers include:
General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., BMC Software, Frontier Information Technologies, Inc., Merrill Lynch & Co. Inc. and Southern California Gas Company.



          BASIS OF PRESENTATION

          The interim consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal recurring nature.

          The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


          BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share represent earnings, reduced by any dividends on preferred stock, divided by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share represent earnings divided by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include "in the money" stock options and warrants for the purchase of shares of common stock and the amount of common shares which would be added by conversion of the outstanding convertible preferred stock. The number of shares added for stock options and warrants is determined by the treasury stock method, which assumes exercise of these securities and the use of any proceeds from these actions to repurchase a portion of these shares at the average market price for the period. When the results of continuing operations are a loss, other potentially dilutive securities will not be included in the calculation of loss per share.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                          Three Months Ended March 31,
                                              1998            1997
                                       ---------------------------------
BASIC EARNINGS PER SHARE
  Weighted average shares                    16,625,070      13,736,391

DILUTED EARNINGS PER SHARE
  Weighted average shares                    16,625,070      13,736,391
  Stock options and Warrants                  2,926,134       2,630,916
  Conversion of preferred stock                 233,441         365,185
                                       ---------------------------------

  Total dilutive shares                      19,784,645      16,732,492
                                       =================================



          CAPITALIZED SOFTWARE DEVELOPMENT COSTS

          Capitalized software development costs represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. The software development costs are being amortized using the straight-line method over the estimated economic life of the software not to exceed three years.

          OTHER ASSETS

          Other assets is comprised of patents, capitalized software license fees, and capitalized debt issuance costs. Patents and capitalized software license fees are stated at cost and are amortized over their useful life of three to five years using the straight-line method. Capitalized debt issuance costs are stated at cost and are amortized over the term of the related debt agreement. Recorded amounts for patents and license fees are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.


          ASSET PURCHASE AND SOFTWARE LICENSE

          On February 27, 1998 the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated ("IGI"), a Minnesota corporation based in Minneapolis. The acquisition has been recorded as an asset purchase. The acquisition agreement provides for an initial payment of $500,000 and additional payments of up to $3,500,000, the payment of which is contingent on the future revenue generated by this business segment and is determinable as of May 31, 1999. In the twelve months ended December 31, 1997 the unaudited revenue of IGI's software segment was $1,683,000 and the gross margin was $621,000.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          These software and assets will be used by the Company to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. Assets purchased in the acquisition include inventory, machinery, equipment, furniture and fixtures, used in IGI's system software business. In connection with such transaction, the Company also obtained a perpetual exclusive software license of a majority of IGI's software products used in IGI's system software business and a non-exclusive license of certain software used in IGI's remaining business segment. The Company has recorded the initial payment of $500,000 primarily as software licenses to be amortized over a useful life not to exceed five years. IGI will reimburse the Company for the liabilities of IGI explicitly assumed by the Company in connection with the acquisition. The Company also agreed to satisfy IGI's unrecorded service obligations to the software end users in return for which the Company expects to receive support payments from such end users.


          COMMON STOCK ISSUANCE

          In February 1998 the Company began a 400,000 share private placement of common stock at $1.90 per share and had issued 280,000 of such shares as of March 31, 1998. Maven Securities, Inc. is acting as the placement agent wherein the Company agreed to pay the placement agent a 10% commission, a 3% fee for expenses and to issue to such agent a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $1.90 per share. The shares of common stock issued pursuant to this issuance are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.


          RECLASSIFICATIONS

          Certain amounts previously reported in 1997 have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Sales from continuing operations for the first quarter ended March 31, 1998 were approximately $1,796,000 compared to sales from continuing operations for the first quarter of 1997 of approximately $707,000. The $1,089,000 increase is primarily related to an increase of $831,000 in unit sales of the Virtual Command Center (VCC) and an increase of $137,000 in software license and hardware maintenance fees. The Company also recorded sales of $116,000 for the first time from its new computer-aided design software line of business (the "CAD" Business). See "Footnotes to Interim Consolidated Financial Statements--Asset Purchase and Software License."

          Cost of sales increased in the first quarter ended March 31, 1998 to 38% from 26% in the first quarter of 1997. This increase is related to increased distribution costs, increased amounts of software amortization and an increase in the cost of parts. Distribution costs increased because certain of the sales in the first quarter of 1998 were made through a third party distributor. The Company had no third party distribution arrangements in the first quarter of 1997. Software amortization increased in 1998 as a result of increases in capitalized software development costs. The increase in equipment cost is related to an upgrade of computer parts made to the VCC after March 31, 1997. As a result, the gross margin in the first quarter of 1998 was 62% compared to 74% in the first quarter of 1997.

          Selling, general and administrative costs in the first quarter of 1998 were approximately $756,000 compared to $316,000. The increase of $440,000 is primarily due to an increase in salaries of $274,000. The salary increase is substantially due to an increase in the number of employees, the majority of which are in sales and sales support. The remaining portion of the increase, $166,000, is primarily due to increases in travel and related costs of approximately $43,000, marketing and advertising costs of approximately $12,000, depreciation and equipment costs of approximately $66,000, and building and utility costs of approximately $38,000. The increased sales activity is reflected in the increases in travel and entertainment costs, and marketing and advertising costs increases reflects the effort by the Company to facilitate sales. However, the increase in the number of employees to 18 in March 1998 from 10 in March 1997 is the primary activity to which the cost increases relate. The depreciation and equipment cost increases are the result of increased purchases of furniture and equipment for the new employees and the increases in rented square footage for these new employees is reflected in the increased rent and utility costs.

          Research and development costs in the first quarter of 1998 were approximately $147,000 compared to $44,000 in the first quarter of 1997. The increase of $103,000 is due to increases in search firm fees of $45,000 paid to acquire some of the additional employees with software expertise. The remaining increase is due to salaries paid for product research and development.

          Non-operating expenses consist of interest expense, amortization of debt issue costs and interest income. The increase in interest expense and amortization of debt issue costs is due to the $2,000,000 of subordinated debt issued in June 1997. Interest income is from short-term investments and from the sale in March 1998 of certain sales-type leases held by the Company.

          Net cash used in operating and discontinued activities for the quarter ended March 31, 1998 was approximately $1,206,000 compared to a use of cash of approximately $425,000 for such activities in the quarter ended March 31, 1997. Cash was provided from net income, depreciation and amortization totaling approximately $521,000 in the quarter ended March 31,1998 compared to approximately $299,000 from the same sources in the quarter ended March 31, 1997. Cash was used to fund the approximate increases in accounts receivable of $897,000, inventory of $243,000, prepaid expenses of $30,000. In addition, the Company entered into a contract to sell its sales-type leases on a non-recourse basis which sale was recorded in current other receivables and resulted in the increase of $714,000. Cash was also provided by increases in accounts payable of approximately $78,000, accrued expenses of approximately $67,000 and deferred revenue of approximately $13,000. In the quarter ended March 31, 1997, the Company used cash to fund an increases in accounts receivable, inventory and prepaid expenses and to reduce accounts payable, accrued expenses and deferred revenue which were partially offset by cash sources from income and depreciation.

          Cash used by investing activities of approximately $412,000 reflects investments of $439,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $500,000 in software license costs which reflect the allocation of the purchase price related to the acquisition of the CAD Business. The Company also purchased approximately $60,000 of additions to machinery and equipment during the first quarter of 1998. Finally, cash was provided by the receipt of payment of $75,000 on a note receivable and by the non-recourse sale of the Company's investment in sales-type leases. During the first quarter of 1997, cash used in investing activities totaled $334,000, the majority of which was in investments in software development costs of $263,000 and purchases of property and equipment of approximately $42,000.

          Net cash provided by financing activities in the first quarter of 1998 was approximately $488,000. This is primarily due to the receipt of net proceeds from the issuance of common stock of approximately 280,000 shares at a per share price of $1.90 in connection with a private offering of such securities. In the first quarter of 1997, the Company raised $1,104,000 from the issuance of common stock at a per share price of $0.75 which was partially offset by a reduction of notes payable of $125,000.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1998, the Company had positive working capital of approximately $3,118,000 compared to positive working capital as of December 31, 1997 of $2,884,000. Working capital was improved by net income and non-cash depreciation totaling approximately $521,000, the non-recourse sale of the investment in sales-type leases and the net proceeds from the common stock issuance. Working capital was negatively affected by approximately $500,000 of software license costs incurred in connection with the purchase of the CAD Business and the additional investment in software development costs, both of which are classified as long-term assets.

      During the quarter ended March 31, 1998, the Company's liquidity and capital resources were reduced by cash investments in accounts receivable and inventory and cash was invested in long-term assets as described above. As a result the Company's liquidity was moderately reduced from year-end 1997. The Company is now more dependent on the collection of its accounts receivable and the liquidation of its inventory through sales. The growing demand for the Company's technology from new customers suggests the Company will continue to invest in inventory and accounts receivable during the remainder of the year. Accordingly, management expects cash will continue to be invested in short-term assets. The Company's operating plan for the year ending December 31, 1998 anticipates an increase in sales over the year ended December 31, 1997 with a commensurate increase in net income. As a result, this operating plan projects the working capital of the Company will increase.

          Furthermore, the Company is committed to making long-term investments in the form of additional software development, additional purchases of software licenses, such as the IGI software business, and additional purchases of property and equipment.

          As a result of the growth in short-term and long-term investments, Management expects the Company will continue to raise cash in the capital markets. While Management believes in the viability of its operating plan and currently anticipates that its operating plan will be achieved, there can be no assurances to that effect, nor can Management provide any assurance of the Company's continued access to the capital markets. At this point Management believes the Company's growth will be funded by a combination of operating income and access to outside capital. Management believes these sources will be sufficient to meet the Company's liquidity needs for the foreseeable future.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 2. CHANGES IN SECURITIES

          During the first quarter of 1998, the Company issued 280,000 shares of common stock to certain accredited investors at a purchase price of $1.90 per share in a private offering pursuant to the terms of a private placement agency agreement dated February 19, 1998. Maven Securities, Inc. ("Maven") acted as placement agent for such sale and was paid a 10% commission and a 3% fee for expenses. As additional compensation, the Company issued Maven a warrant to purchase up to 10% of the number of shares of common stock issued in connection with such offering at an exercise price of $1.90 per share. The aggregate offering price for such shares was $532,000 and the aggregate placement agent commissions and expenses were $69,160. The shares issued were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.


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


                              GLOBAL MAINTECH CORPORATION



May 14, 1998                  By:   /s/ James Geiser
                                 ----------------------------------
                                    James Geiser
                                    Chief Financial and Chief Accounting Officer

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




May 14, 1998                  By:   /s/ David McCaffrey
                                 ----------------------------------
                                    David McCaffrey
                                    Chief Executive Officer