Form 10QSB
period 1998-06-30
GLOBAL MAINTECH CORP
filed 1998-08-14
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1998



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

                                 Yes _X_   No ____


                 ----------------------------------------------


On July 19, 1998 there were 17,549,758 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; inability of the Company to compete in the industry in which it operates; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the year ended June 30, 1998.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                        June 30,    December 31,
                                                          1998           1997
                                                       ----------     ----------

CURRENT ASSETS
    Cash and cash equivalents                          $  425,807     $1,726,889
    Accounts receivable, less allowance for
        doubtful accounts of $15,000                    1,707,438        576,573
    Other receivables                                     150,446         26,111
    Inventories                                         1,383,068        797,435
    Prepaid expenses and other                            108,516         77,308
    Notes receivable                                      125,000         75,000
    Current portion of investment in
      sales-type leases                                      --          286,997
                                                       ----------     ----------
        Total current assets                            3,900,275      3,566,313


Property and equipment, net                               319,459        308,347
Leased equipment                                          140,699        209,033
Software development costs, net                         1,804,941        955,835
Net investment in sales-type leases,
      net of current portion                                 --          492,918
Other assets, net                                       1,026,853        331,003

                                                       ----------     ----------

                     TOTAL ASSETS                      $7,192,227     $5,863,449
                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     June 30,     December 31,
                                                                       1998           1997
                                                                   -----------    -----------
CURRENT LIABILITIES
    Accounts payable                                               $   682,274    $   396,159
    Current portion of notes payable                                   100,000        100,000
    Accrued liabilities
        Compensation and payroll taxes                                 202,558        123,605
        Interest                                                          --             --
        Other                                                           32,392         10,588
    Deferred revenue                                                    42,735         52,443
                                                                   -----------    -----------

           Total current liabilities                                 1,059,959        682,795
                                                                   -----------    -----------

    Subordinated notes payable, less current portion                 1,850,000      1,900,000
                                                                   -----------    -----------

           Total liabilities                                         2,909,959      2,582,795

STOCKHOLDERS' EQUITY (DEFICIT)
   Voting, convertible preferred stock - Series A,
        convertible into one common stock share for each pre-
        ferred share, no par value; 887,980 shares authorized;
        233,446 shares in 1998 and 244,113 shares in 1997
        issued and outstanding; total liquidation preference of
        outstanding shares-$438,000 XXX                                109,486        114,489
    Common stock, no par value; 49,112,020 shares
        authorized; 17,418,258 shares in 1998 and 15,248,816 XXX          --             --
        shares in 1997 issued and outstanding
    Additional paid-in-capital                                       5,998,352      5,295,829
    Notes receivable-officers                                         (294,500)      (294,500)
    Accumulated deficit                                             (1,531,070)    (1,835,164)
                                                                   -----------    -----------

           Total stockholders' equity                                4,282,268      3,280,654
                                                                   -----------    -----------

                                                                   $ 7,192,227    $ 5,863,449
                                                                   ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended               Six Months Ended
                                                                  June 30                         June 30
                                                        ----------------------------    ----------------------------
                                                            1998            1997            1998            1997
                                                        ------------    ------------    ------------    ------------
Net sales
    Systems                                                1,439,433    $    697,860    $  2,878,177    $  1,293,867
    Maintenance, consulting and other                        237,424    $    170,976    $    595,081    $    281,520
                                                        ------------    ------------    ------------    ------------
         Total net sales                                $  1,676,857    $    868,836    $  3,473,258    $  1,575,387

Cost of sales
    Systems                                                  334,727    $    197,438    $    818,025    $    370,429
    Maintenance, consulting and other                        231,735    $     19,075    $    432,909    $     26,664
                                                        ------------    ------------    ------------    ------------
         Total cost of sales                                 566,462         216,513       1,250,934         397,093
                                                        ------------    ------------    ------------    ------------

         Gross profit                                      1,110,395         652,323       2,222,324       1,178,294

Operating expenses
    Selling, general and administrative                      843,515         380,553       1,599,684         696,644
    Research and development                                 126,199          42,681         273,521          87,007
                                                        ------------    ------------    ------------    ------------

         Income from operations                              140,681         229,089         349,119         394,643

Other income (expense):
    Interest expense                                         (72,567)        (32,106)       (146,666)        (32,106)
    Interest income                                            9,918          14,707         123,788          14,708
    Other                                                    (11,073)           --           (22,147)        (16,548)
                                                        ------------    ------------    ------------    ------------

         Total other income (expense), net                   (73,722)        (17,399)        (45,025)        (33,946)
                                                        ------------    ------------    ------------    ------------

Income from continuing operations before income taxes         66,959         211,690         304,094         360,697

    Provision for income taxes                                  --              --              --             2,500
                                                        ------------    ------------    ------------    ------------

       Income from continuing operations                      66,959         211,690         304,094         358,197

         Gain from discontinued operations                      --              --              --            70,000
                                                        ------------    ------------    ------------    ------------

         Net income                                     $     66,959    $    211,690    $    304,094    $    428,197
                                                        ============    ============    ============    ============

Basic earnings per common share:
    Continuing operations                               $      0.004    $      0.015    $      0.018    $      0.028
    Discontinued operations                                     --             0.000            --             0.005
                                                        ------------    ------------    ------------    ------------
    Net earnings                                        $      0.004    $      0.015    $      0.018    $      0.034
                                                        ============    ============    ============    ============

Diluted earnings per common share:
    Continuing operations                               $      0.003    $      0.012    $      0.015    $      0.024
    Discontinued operations                                     --             0.000            --             0.005
                                                        ------------    ------------    ------------    ------------
    Net earnings                                        $      0.003    $      0.000    $      0.015    $      0.029
                                                        ============    ============    ============    ============

Shares used in calculations:
  Basic                                                   17,328,065      14,157,234      17,137,029      12,747,552
  Diluted                                                 20,396,641      17,057,874      20,271,924      14,639,009


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                  --------------------------
                                                                      1998          1997
                                                                  -----------    -----------
Cash flows from operating activities:

    Net income                                                    $   304,094    $   428,197
    Adjustments to reconcile net income to
      net cash provided (used) in operating activities:
        Depreciation and amortization                                 590,006        171,580

        Changes in operating assets and liabilities:
             Increase in accounts receivable                       (1,130,865)      (732,209)
             Increase in other receivables                           (124,335)       (24,660)
             Increase in inventories                                 (585,633)       (63,996)
             Increase in prepaid expenses and other                   (31,208)        (3,815)
             Increase (decrease) in accounts payable                  286,115       (166,939)
             Increase (decrease) in accrued liabilities               100,757        (32,097)
             Decrease in deferred revenue                              (9,708)      (159,422)

                                                                  -----------    -----------
        Cash used by operating and discontinued activities           (600,777)      (583,361)
                                                                  -----------    -----------

Cash flows from investing activities:
    Sale of investment in sales-type leases                           712,333           --
    Purchase of property and equipment                               (126,112)       (89,142)
    Reduction (increase) in leased equipment                           35,858         (8,584)
    Investment in software development costs                       (1,146,856)      (425,086)
    Investment in other assets                                       (773,046)      (233,778)
    Disbursement of payment on note receivable                        (50,000)          --

                                                                  -----------    -----------
                     Cash used by investing activities             (1,347,823)      (756,590)
                                                                  -----------    -----------

Cash flows from financing activities:
    Disbursements for deferred debt costs
    Proceeds from issuance of common stock                            697,518      2,669,242
    Payments of short-term notes payable                                 --         (358,349)
    Payments of long-term notes payable                               (50,000)     1,983,400

                                                                  -----------    -----------
               Cash provided by financing activities                  647,518      4,294,293
                                                                  -----------    -----------


               Net increase (decrease) in cash                     (1,301,082)     2,954,342

               Cash and cash equivalents at beginning of period     1,726,889         32,890
                                                                  -----------    -----------

               Cash and cash equivalents at end of period         $   425,807    $ 2,987,232
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

         In 1995, the Company installed its first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of 26 VCC Units to a total of eight customers and had shipped four VCC Units for evaluation purposes to three prospective customers. As of March 31, 1998, the Company had sold an additional 5 VCC Units for a total of 31. The Company's customers include:
General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., BMC Software, Frontier Information Technologies, Inc., Merrill Lynch & Co. Inc., Southern California Gas Company, Alltel Information Services and Spiegel Inc.


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

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                       1998          1997
                                                 ----------------------------
             BASIC EARNINGS PER SHARE

                 Weighted average shares            17,137,029    12,747,552

             DILUTED EARNINGS PER SHARE

                 Weighted average shares            17,137,029    12,747,552

                 Stock options and Warrants          2,901,454     1,551,345

                 Conversion of preferred stock         233,441       340,112
                                                 ----------------------------

                 Total dilutive shares              20,271,924    14,639,009
                                                 ============================



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


         Asset Purchase and Software License

         On February 27, 1998 the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated ("IGI"), a Minnesota corporation based in Minneapolis. The acquisition has been recorded as an asset purchase. The acquisition agreement provides for initial payments of $700,000 and additional payments of up to $3,300,000, the payment of which is contingent on the future revenue generated by this business segment and is determinable as of May 31, 1999. In the twelve months ended December 31, 1997 the unaudited revenue of IGI's software segment was $1,683,000 and the gross margin was $621,000.


         The acquired software and assets will be used by the Company to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

platforms. Assets purchased in the acquisition include inventory, machinery, equipment, furniture and fixtures, used in IGI's system software business. In connection with such transaction, the Company also obtained a perpetual exclusive software license of a majority of IGI's software products used in IGI's system software business and a non-exclusive license of certain software used in IGI's remaining business segment. The company has recorded the initial payments of $700,000 primarily as software licenses to be amortized over a useful life not to exceed five years. IGI will reimburse the Company for the liabilities of IGI explicitly assumed by the Company in connection with the acquisition. The Company also agreed to satisfy IGI's unrecorded service obligations to the software end users in return for which the Company expects to receive support payments from such end users.


         Common Stock Issuance

         In February 1998, the Company began a 400,000 share private placement of common stock at $1.90 per share. This offering was later amended to include an additional 100,000 shares for a total of 500,000 shares. As of June 30, 1998, the Company had issued 411,500 of such shares. This offering terminated on July 9, 1998 and a total of 426,500 shares were sold. Maven Securities, Inc. ("Maven") acted as the placement agent. The Company paid Maven a 10% commission, a 3% fee for expenses and issued a warrant to purchase 42,650 shares of common stock at an exercise price of $1.90 per share to Maven. The shares of common stock issued pursuant to this issuance are exempt from registration under Rule506 of Regulation D of the Securities Act of 1933, as amended.

         On July 21, 1998, the Company began a 1,667,000 share private placement of units. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Recent Developments."


         Reclassifications

         Certain amounts previously reported in 1997 have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     Sales from continuing operations for the second quarter ended June 30, 1998 were approximately $1,677,000 compared to sales from continuing operations for the second quarter of 1997 of approximately $869,000. Sales for the six months ended June 30, 1998 were approximately $3.5 million compared to $1.6 million in the same six month period of 1997. The $808,000 increase for the second quarter is primarily related to an increase of $741,000 in product sales which includes both the Virtual Command Center (VCC) and computer-aided design software products, and an increase of $66,000 in software license and hardware maintenance fees. The $1.9 million increase for the six months ended June 30, 1998 is substantially due to a $1.6 million increase in product sales and increases in license and maintenance fees is the primary reason for the remaining $.3 million increase.

     Cost of sales increased in the second quarter ended June 30, 1998 to 34% from 25% in the second quarter of 1997 and for the six months ended June 30, 1998 increased to 36% from 25% in the six months ended June 30, 1997. Nearly 45% of the increases in the second quarter and six months ended June 30, 1998 are related to increased distribution costs and the remainder is due to increased amounts of software amortization and an increase in the cost of parts. Distribution costs increased because certain of the sales in the six months ended 1998 were made through a third party distributor. The Company had no third party distribution arrangements in the first quarter of 1997. Software amortization increased in 1998 as a result of increases in capitalized software development costs. The increase in equipment cost is related to an upgrade of computer parts made to the VCC after March 31, 1997. As a result, the gross margin in the second quarter ended June 30, 1998 was approximately 66% compared to 75% in the second quarter of 1997 and for the six months ended June 30, 1998 the gross margin was approximately 64% compared to 75% in the same six month period in 1997

     Selling, general and administrative expenses in the second quarter of 1998 were approximately $844,000 compared to $381,000. For the six month period ended June 30, 1998 these expenses were approximately $1,600,000 compared to $697,000 in the same period in 1997. These increases of $463,000 and $903,000 are both primarily due to increases in salaries and secondarily to increases in travel, depreciation and marketing expenses. The salary increase is almost entirely due to an increase in employees the majority of which is due to an increase in the areas of sales and sales support. The increase in travel expenses is related to sales activity, depreciation expenses increased due to the additional employees and the rapid depreciation method used by the Company, and marketing expenses increased as part of a plan to communicate with the marketplace.

     Research and development costs in the second quarter of 1998 were approximately $126,000 compared to $43,000 in the second quarter of 1997, one year ago. For the six month period ended June 30, 1998 research and development costs were approximately $274,000 compared to $87,000 in the same period in the prior year. The increases of $83,000 in the second quarter and $187,000 for the six months ended June 30, 1998 are substantially due to increased salary expenses relating to additional employees in this expense category and secondarily to fees paid to employee search firms.

     Non-operating expenses include interest expense, amortization of capitalized debt issuance costs and interest income. Interest expense increased due to the issuance in June 1997 of subordinated notes payable and amortization is related to cost of this debt. The increase in interest income is related to the sale of sales-type leases in March 1998.

     Net cash used in operating and discontinued activities for the six month period ended June 30, 1998 was approximately $600,000. Cash generated from net income for this six month period was approximately $304,000 and was $590,000 from depreciation and amortization. However, cash was used to fund increases in current assets, primarily accounts receivable and inventory totaling approximately $1,872,000. Cash was also provided by accounts payable, accrued expenses and deferred revenue totaling approximately $377,000. In the same period in the prior year operating activities used cash of approximately $583,000, which was largely due to net income and depreciation and amortization of approximately $600,000 which was more than offset by cash used to increase current assets and to reduce current liabilities.

     Cash used by investing activities of approximately $1,348,000 reflects investments of $1,920,000 in capitalized computer software development costs including the purchase of software licenses in a March 1998 included in other assets costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also purchased approximately $126,000 of additions to machinery and equipment during the first six months of 1998 and $50,000 in notes receivable. During the six months ended June 30,1997, the Company invested $756,000 primarily in capitalized computer software development costs of $425,000, and $211,000 in connection with the issuance of five year subordinated notes payable, and $89,000 in machinery and equipment.

     Net cash provided by financing activities in the six month period ended June 30, 1998 was approximately $648,000. This is due to the receipt of net proceeds from the issuance of common stock of approximately $698,000 in a private issue at a per share price of $1.90. Offsetting this increase was a $50,000 use of cash to reduce subordinated notes payable. In the six month period ending June 30, 1997, the Company raised $1,104,000 and $1,566,000 in two private issues of common stock at a per share price of $0.75 and $1.40, respectively. In addition, in the six month period ending June 30, 1997, the Company issued five year subordinated notes payable of $2,000,000 and reduced other long term debt of $17,000 and short term debt $358,000 resulting in net cash provided by financing activities of $4,294,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had positive working capital of approximately $2,840,000 compared to positive working capital as of December 31, 1997 of approximately $2,884,000. The moderate decrease in positive working capital can be explained by the moderate principal payments of subordinated notes payable.

         During the six months ended June 30, 1998, the Company's liquidity and capital resources were reduced by cash investments in accounts receivable and inventory and cash was invested in long-term assets as described above. As a result the Company's liquidity was reduced from year-end 1997. The Company is now more dependent on the collection of its accounts receivable and the liquidation of its inventory through sales. The growing demand for the Company's technology from new customers suggests the Company will continue to invest in inventory and accounts receivable during the remainder of the year. Accordingly, management expects cash will continue to be invested in short-term assets. The Company's operating plan for the year ending December 31, 1998 anticipates a continuing increase in sales over the year ended December 31, 1997 with a commensurate increase in net income. As a result, this operating plan projects the working capital of the Company will increase.

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

         On July 21, 1998, the Company began a 1,667,000 share private placement of units, consisting of one share of common stock (subject to possible adjustment as described below) and one warrant to purchase a fraction of a share of common stock (determined as described below), at a price of $2.20 per unit. Each investor in this offering will receive a warrant to purchase .2667 shares of common stock at $2.60 per share for each $1 such investor invests in the offering. In addition, the number of shares purchased in the offering may be increased based on the future market price of the common stock. In the event that the average closing price per share for the Company's common stock for all trading days in December 1998 (the "Average Price") is less than $2.93, then the number of shares issued to an investor in the offering will be adjusted such that the total number of shares issued to such investor after such adjustment equals 75% of the total dollar amount invested by such investor in the offering divided by the Average Price; PROVIDED, HOWEVER, that the Average Price is subject to a minimum value of $1.50. As of July 21, 1998, the Company had issued 450,000 of such shares. The Company is offering this private placement without the assistance of a placement agent. The shares of common stock issued pursuant to this issuance are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 2. CHANGES IN SECURITIES

     During the second quarter of 1998, the Company issued 146,500 shares of common stock to certain accredited investors at a purchase price of $1.90 per share in a private offering pursuant to the terms of a private placement agreement dated February 19, 1998. Maven Securities, Inc. ("Maven") acted as placement agent for such sale and was paid a 10% commission and a 3% fee for expenses. As additional compensation, the Company issued Maven a warrant to purchase 42,650 shares of common stock (equal to 10% of the number of shares of common stock issued in connection with such offering which occurred during the first and second quarters of
     1998) at an exercise price of $1.90 per share. The aggregate offering price for the shares offered in the second quarter of 1998 was $278,350 and the aggregate placement agent commissions and expenses were approximately $36,200. The shares issued were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended. This offering terminated on July 9, 1998 and a total of 426,500 shares were sold.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The annual meeting of shareholders was held on May 27, 1998. The Company solicited proxies and filed its definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A. The only matters voted upon at the meeting were the election of directors and the ratification of the Company's accountants. All items presented to shareholders were passed.

     B. The shareholders re-elected Messrs. McCaffery, Donaldson and Haugo to serve on the board of directors for a term expiring on the next regular meeting and until their successors are elected and qualified.

     C. The shareholders ratified the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1998. There were 14,138,342 shares represented at the annual meeting of a total of 17,636,704 entitled to vote. Of the shares represented, David H. McCaffrey received 14,120,396, Robert E. Donaldson received 14,120,396 and John E. Haugo received 14,115,596 votes for re-election. Of the shares represented, the votes for the ratification of KPMG Peat Marwick LLP as independent auditors was 14,105,503 for, 2,000 against and 30,839 abstained.

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


                                GLOBAL MAINTECH CORPORATION



August 14, 1998                 By: /s/ James Geiser
                                   -----------------
                                    James Geiser
                                    Chief Financial and Chief Accounting Officer

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




August 14, 1998                 By: /s/ David McCaffrey
                                   --------------------
                                    David McCaffrey
                                    Chief Executive Officer