Form 10QSB
period 1998-09-30
GLOBAL MAINTECH CORP
filed 1998-11-13
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1998



                         Commission File Number 0-14692

                 ----------------------------------------------


                           Global MAINTECH Corporation


       Minnesota                                          41-1523657
State of Incorporation                        I.R.S. Employer Identification No.



                 7578 Market Place Drive, Eden Prairie, MN 55344
                        Telephone Number: (612) 944-0400


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


On November 3, 1998 there were 18,131,361 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward- looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; inability of the Company to compete in the industry in which it operates; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                        September 30,   December 31,
                                                            1998            1997
                                                         ----------      ----------
CURRENT ASSETS
    Cash and cash equivalents                            $  299,871      $1,726,889
    Accounts receivable, less allowance for
        doubtful accounts of $15,000                      2,407,743         576,573
    Other receivables                                       199,724          26,111
    Inventories                                           1,397,272         797,435
    Prepaid expenses and other                              158,951          77,308
    Notes receivable                                        170,000          75,000
    Current portion of investment in
      sales-type leases                                        --           286,997

                                                         ----------      ----------
        Total current assets                              4,633,561       3,566,313



Property and equipment, net                                 308,118         308,347
Leased equipment                                            128,541         209,033
Software development costs, net                           2,352,893         955,835
Net investment in sales-type leases,
      net of current portion                                   --           492,918
Other assets, net                                         1,000,957         331,003

                                                         ----------      ----------
         TOTAL ASSETS                                    $8,424,070      $5,863,449
                                                         ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,   December 31,
                                                                                   1998           1997
                                                                                -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                                              $   494,545    $   396,159
  Current portion of notes payable                                                  175,000        100,000
  Accrued liabilities
    Compensation and payroll taxes                                                  256,729        123,605
    Other                                                                            24,389         10,588
  Deferred revenue                                                                   21,927         52,443
                                                                                -----------    -----------
       Total current liabilities                                                    972,590        682,795
                                                                                -----------    -----------

  Subordinated notes payable, less current portion                                1,750,000      1,900,000
                                                                                -----------    -----------
       Total liabilities                                                          2,722,590      2,582,795

STOCKHOLDERS' EQUITY
  Voting, convertible preferred stock - Series A, convertible into one common stock share for each preferred share, no par value;
    887,980 shares authorized; 134,510 shares in 1998 and
    244,113 shares in 1997 issued and outstanding; total liquidation
    preference of outstanding shares-$50,441                                         61,859        114,489
  Voting, convertible preferred stock - Series B, convertible on or before September 23, 2001 based on price of common stock;
    conversion price not to exceed $2.50 per share or be less than
    $0.75; dividend of 8% payable in cash or common stock;
    no par value; 615,385 shares authorized; 74,152 shares in 1998 and none in 1997 issued and outstanding; total liquidation
    preference of outstanding shares-$481,988                                       481,988           --
  Common stock, no par value; 48,496,635 shares authorized;
    18,175,362 shares in 1998 and 17,084,857 shares in 1997
    issued and outstanding
  Additional paid-in-capital                                                      6,975,466      5,295,829
  Notes receivable-officers                                                        (294,500)      (294,500)
  Accumulated deficit                                                            (1,523,333)    (1,835,164)
                                                                                -----------    -----------
       Total stockholders' equity                                                 5,701,480      3,280,654
                                                                                -----------    -----------
                                                                                $ 8,424,070    $ 5,863,449
                                                                                ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30                       September 30
                                                         -----------------------------     -----------------------------
                                                            1998             1997             1998              1997
                                                         ------------     ------------     ------------     ------------
Net sales
  Systems                                                   1,378,093     $    968,647     $  4,325,499     $  2,176,294
  Maintenance, consulting and other                           280,517     $    212,396     $    806,369     $    580,136
                                                         ------------     ------------     ------------     ------------
       Total net sales                                   $  1,658,610     $  1,181,043     $  5,131,868     $  2,756,430

Cost of sales
  Systems                                                     243,386     $    231,318     $  1,117,380     $    509,930
  Maintenance, consulting and other                           275,624     $     72,702     $    652,564     $    191,183
                                                         ------------     ------------     ------------     ------------
       Total cost of sales                                    519,010          304,020        1,769,944          701,113
                                                         ------------     ------------     ------------     ------------
  Gross profit                                              1,139,600          877,023        3,361,924        2,055,317

Operating expenses
  Selling, general and administrative                         838,494          491,272        2,440,027        1,181,568
  Research and development                                    212,463           84,987          485,984          178,344
                                                         ------------     ------------     ------------     ------------
       Income from operations                                  88,643          300,764          435,913          695,405

Other income (expense):
  Interest expense                                            (68,591)         (73,955)        (215,257)        (107,901)
  Interest income                                                 607            1,110          124,395            1,110
  Other                                                       (11,073)         (10,574)         (33,220)         (10,574)
                                                         ------------     ------------     ------------     ------------
       Total other income (expense), net                      (79,057)         (83,419)        (124,082)        (117,365)
                                                         ------------     ------------     ------------     ------------
Income from continuing operations before income taxes           9,586          217,345          311,831          578,040
  Provision for income taxes                                     --               --               --              2,500
                                                         ------------     ------------     ------------     ------------
       Income from continuing operations                        9,586          217,345          311,831          575,540
         Gain from discontinued operations                       --               --               --             70,000
                                                         ------------     ------------     ------------     ------------
         Net earnings                                    $      9,586     $    217,345     $    311,831     $    645,540
                                                         ============     ============     ============     ============
Basic earnings per common share:
  Continuing operations                                  $      0.001     $      0.014     $      0.018     $      0.040
  Discontinued operations                                        --               --               --              0.005
                                                         ------------     ------------     ------------     ------------
  Net earnings                                           $      0.001     $      0.014     $      0.018     $      0.045
                                                         ============     ============     ============     ============

Diluted earnings per common share:
  Continuing operations                                  $      0.000     $      0.012     $      0.015     $      0.033
  Discontinued operations                                        --               --               --              0.004
                                                         ------------     ------------     ------------     ------------
  Net earnings                                           $      0.000     $      0.012     $      0.015     $      0.038
                                                         ============     ============     ============     ============

Shares used in calculations:
  Basic                                                    17,910,212       16,081,176       17,609,610       14,425,373
  Diluted                                                  19,993,323       18,845,064       20,302,729       17,189,261

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                      1998          1997
                                                                  -----------    -----------
Cash flows from operating activities:

    Net income                                                    $   311,831    $   645,540
    Adjustments to reconcile net income to
      net cash used in operating activities:
        Depreciation and amortization                                 990,238        283,849

        Changes in operating assets and liabilities:
           Increase in accounts receivable                         (1,831,170)    (1,115,139)
           Increase in other receivables                             (173,613)       (64,103)
           Increase in inventories                                   (599,837)      (154,718)
           Increase in prepaid expenses and other                     (81,643)       (55,039)
           Increase (decrease) in accounts payable                     98,386       (125,541)
           Increase in accrued liabilities                            146,925         37,226
           Decrease in deferred revenue                               (30,516)      (214,895)
                                                                  -----------    -----------
             Cash used by operating activities                     (1,169,399)      (762,820)
                                                                  -----------    -----------

Cash flows from investing activities:
  Sale of investment in sales-type leases                             679,634           --
  Purchase of property and equipment                                 (204,770)      (166,006)
  Reduction (increase) in leased equipment                             37,156         (6,437)
  Investment in software development costs                         (1,904,808)      (586,489)
  Investment in other assets                                         (803,826)       (25,746)
  Investments in notes receivable                                    (170,000)          --
  Payments received on notes receivable                                75,000           --
                                                                  -----------    -----------
             Cash used by investing activities                     (2,291,614)      (784,678)
                                                                  -----------    -----------

Cash flows from financing activities:
  Disbursements for deferred debt costs                                  --         (212,470)
  Net proceeds from issuance of common stock                        1,627,007      2,704,513
  Net proceeds from issuance of preferred stock                       481,988           --
  Payments of short-term notes payable                                   --         (363,363)
  Payments of long-term notes payable                                 (75,000)     1,983,400
                                                                  -----------    -----------
            Cash provided by financing activities                   2,033,995      4,112,080
                                                                  -----------    -----------


            Net increase (decrease) in cash                        (1,427,018)     2,564,582

            Cash and cash equivalents at beginning of period        1,726,889         32,890
                                                                  -----------    -----------
            Cash and cash equivalents at end of period            $   299,871    $ 2,597,472
                                                                  ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for:  Interest                                        $   215,257    $    13,960
                  Income taxes                                    $      --      $     9,999

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

     In 1995, the Company installed its first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of 26 VCC Units to a total of eight customers and had shipped four VCC Units for evaluation purposes to three prospective customers. As of September 30, 1998, the Company had sold an additional 10 VCC Units for a total of 36. The Company's customers include:
General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., BMC Software, Frontier Information Technologies, Inc., Merrill Lynch & Co. Inc., Southern California Gas Company, Alltel Information Services, Spiegel Inc. and Minnesota Mining and Manufacturing Company.


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

                         GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                      1998               1997
                                                    ----------        ----------
Basic Earnings Per Share

  Weighted average shares                           17,609,610        14,425,373

Diluted Earnings Per Share

  Weighted average shares                           17,609,610        14,425,343

  Stock options and Warrants                         2,558,609         2,505,108

  Conversion of preferred stock                        134,510           258,780
                                                    ----------        ----------
  Total dilutive shares                             20,302,729        17,189,261
                                                    ==========        ==========

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

     On August 11, 1998, the Company completed a 1,667,000 share private placement of units, each consisting of one share of Common Stock and one Warrant to purchase a fraction of a share of Common Stock, at a price of $2.20 per unit. The offering began on July 21, 1998. A total of 450,000 units were sold in such offering. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Recent Developments" and "ITEM 2. CHANGES IN SECURITIES."

         At the end of August 1998, the Company began a private placement of up to 615,384 units, each consisting of one share of Series B Cumulative Convertible Preferred Stock ("Series B Stock") and one Warrant to purchase shares of common Stock. The purchase price per unit is $6.50. As of September, 30, 1998, the Company had sold 74,152 of such units for total gross proceeds of $481,988. The offering is expected to terminate on or before December 31, 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS--Recent Developments" and "ITEM 2. CHANGES IN SECURITIES."


     Reclassifications

     Certain amounts previously reported in 1997 have been reclassified to conform to the 1998 presentation.


     New Accounting Pronouncements

     The Company is currently reviewing the potential impact of the recently released FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for Global MAINTECH Corporation in January 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     Sales from operations for the third quarter ended September 30, 1998 were approximately $1,659,000 compared to sales from operations for the third quarter of 1997 of approximately $1,181,000. Sales for the nine months ended September 30, 1998 were approximately $5.1 million compared to $2.8 million in the same nine month period of 1997. The $478,000 increase for the third quarter is primarily related to an approximate increase of $409,000 in system sales which includes both the Virtual Command Center (VCC) and computer-aided design software products, and an increase of $68,000 in maintenance, consulting and other fees. The $2.4 million increase for the nine months ended September 30, 1998 is substantially due to a $2.1 million increase in system sales and increases in maintenance, consulting and other fees is the primary reason for the remaining $0.3 million increase.

     Cost of sales increased in the third quarter ended September 30, 1998 to 31% from 26% in the third quarter of 1997 and for the nine months ended September 30, 1998 increased to 34% from 25% in the nine months ended September 30, 1997. Nearly all of the increase in the third quarter ended September 30, 1998 is due to increased amounts of software amortization. The increase in cost of sales for the nine months ended September 30, 1998 is evenly split between increases in software amortization and product costs. Product costs include increased distribution costs which are the result of certain of the sales in the nine months ended 1998 being made through a third party distributor. The Company had no third party distribution costs in the same nine month period of 1997. Software amortization increased in 1998 as a result of increases in capitalized software development costs. As a result, the gross margin in the third quarter ended September 30, 1998 was approximately 69% compared to 74% in the third quarter of 1997 and for the nine months ended September 30, 1998 the gross margin was approximately 66% compared to 75% in the same nine month period in 1997.

     Selling, general and administrative expenses in the third quarter of 1998 were approximately $838,000 compared to $491,000. For the nine month period ended September 30, 1998 these expenses were approximately $2,440,000 compared to $1,182,000 in the same period in 1997. These increases of $347,000 and $1,258,000 are both primarily due to increases in salaries and secondarily to increases in travel, depreciation and marketing expenses. The salary increase is almost entirely due to an increase in employees the majority of which is due to an increase in the areas of sales and sales support. The increase in travel expenses is related to sales activity, depreciation expenses increased due to the additional equipment purchases for new employees and the rapid depreciation method used by the Company, and marketing expenses increased as part of a plan to communicate with the marketplace.

     Research and development costs in the third quarter of 1998 were approximately $212,000 compared to $85,000 in the third quarter of 1997, one year ago. For the nine month period ended September 30, 1998 research and development costs were approximately $486,000 compared to $178,000 in the same period in the prior year. The increases of $127,000 in the third quarter and $308,000 for the nine months ended September 30, 1998 are substantially due to increased salary expenses relating to additional employees in this expense category and secondarily to fees paid to employee search firms.

     Non-operating expenses include interest expense, amortization of capitalized debt issuance costs and interest income. Interest expense increased due to the issuance in June 1997 of subordinated notes payable and amortization is related to cost of this debt. The increase in interest income is related to the sale of sales-type leases in March 1998.

     Net cash used in operating activities for the nine month period ended September 30, 1998 was approximately $1,169,000. Cash generated from net income for this nine month period was approximately $311,000 and was $990,000 from depreciation and amortization. However, cash was used to fund increases in current assets, primarily receivables and inventory totaling approximately $2,605,000. Cash was also provided by accounts payable and accrued expenses totaling approximately $245,000. In the same period in the prior year operating activities used cash of approximately $763,000, which was largely due to net income and depreciation and amortization of approximately $929,000 which was more than offset by cash used to increase current assets and to reduce current liabilities.

     Cash used by investing activities of approximately $2,291,000 reflects investments of $2,709,000 in software licenses purchased in March 1998, included in other assets, and in capitalized computer software costs which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also purchased approximately $205,000 of additions to machinery and equipment during the first nine months of 1998, invested $170,000 in notes receivable and received payments on notes receivable of $75,000. During the nine months ended September 30, 1997, the Company invested $785,000 primarily in capitalized computer software development costs of $586,000, and $166,000 in machinery and equipment.

     Net cash provided by financing activities in the nine month period ended September 30, 1998 was approximately $2,034,000. This is due to the receipt of net proceeds from the issuance of common stock of approximately $2,109,000 in three private placements of the Company's securities. See "ITEM 2. CHANGES IN SECURITIES." Offsetting this increase was a $75,000 use of cash to reduce subordinated notes payable. In the nine month period ending September 30, 1997, the Company raised $2,705,000 in two private issues of common stock at per share prices of $0.75 and $1.40. In addition, in the nine month period ending September 30, 1997, the Company issued five year subordinated notes payable of $2,000,000, disbursed $212,000 for debt issuance costs, and reduced short term debt of $363,000 resulting in net cash provided by financing activities of $4,112,000.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had positive working capital of approximately $3,661,000 compared to positive working capital as of December 31, 1997 of approximately $2,884,000. The increase in positive working capital is related to the net earnings plus depreciation and amortization recorded in the nine months ended September 30, 1998 which was partially offset by an increase in current liabilities.

     During the nine months ended September 30, 1998, the Company's liquidity and capital resources were reduced by cash investments in accounts receivable and inventory and cash was invested in long-term assets as described above. As a result the Company's liquidity was reduced from year-end 1997. The Company is now more dependent on the collection of its accounts receivable and the liquidation of its inventory through sales. The growing demand for the Company's technology from new customers suggests the Company will continue to invest in inventory and accounts receivable during the remainder of the year. Accordingly, management expects cash will continue to be invested in short-term assets. The Company's operating plan for the year ending December 31, 1998 anticipates a continuing increase in sales over the year ended December 31, 1997 with a commensurate increase in net income. As a result, this operating plan projects the working capital of the Company will increase.

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

RECENT DEVELOPMENTS

     On July 21, 1998, the Company began a 1,667,000 share private placement of units, each consisting of one share of Common Stock (subject to certain adjustments) and one Warrant to purchase a fraction of a share of Common Stock, at a price of $2.20 per unit. This offering terminated on August 11, 1998 and a total of 450,000 units were sold for a total offering price of $990,000. For a more detailed description of this offering, see "ITEM 2. CHANGES IN SECURITIES."

     At the end of August 1998, the Company began a private placement of up to 615,384 units, each consisting of one share of Series B Cumulative Convertible Preferred Stock ("Series B Stock") and one Warrant to purchase shares of common Stock. The purchase price per unit is $6.50. As of November 2, 1998, the Company had sold 74,152 of such units for total gross proceeds of 481,988 and had commitments to purchase an additional 76,925 units. This offering is expected to terminate on or before December 31, 1998. For a more detailed description of this offering, see "ITEM 2.
CHANGES IN SECURITIES."

YEAR 2000 ISSUE

     Background. Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with year 2000 requirements. The potential global impact of the year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

     State of Readiness. The Company has analyzed the potential effect of the year 2000 issue on both the system software included in the Company's products and its internal systems (e.g., word processing and billing software), including its information technology ("IT") and non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company is currently in the remediation phase of this program with respect to software purchased or licensed from software vendors by the Company and used internally and has completed the validation phase of this program with respect to its own products.

     The amount of remediation work required to address year 2000 problems is not expected to be extensive. The Company has tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendors' responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998. Therefore, the Company will be required to modify some of its existing software applications in order for its internal computer systems to function properly in the year 2000 and thereafter. The Company estimates that it will complete its year 2000 compliance program for all of its significant internal systems no later than July 1, 1999. The Company also has had informal discussions with its major suppliers and customers regarding their efforts to address the year 2000 problem. These actions are intended to help mitigate the possible external impact of the year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     Costs. Because essentially all of the Company's products and internal systems were created in the last few years, such products and internal systems were designed to avoid the year 2000 problem. As a result, the total cost for resolving the Company's year 2000 issues is expected to be less than $10,000, a negligible amount of which has been spent through September 30, 1998. The total cost estimate includes the cost of replacing or upgrading non-compliant systems that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues. Estimates of year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     Contingency. The Company has not yet developed a contingency plan to provide for continuity of processing in such event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of the validation phase of all of its systems and any additional results from surveys of its major suppliers and customers with respect to their year 2000 compliance.

     Risk. Based on its assessments to date, the Company believes it will not experience any material disruption as a result of year 2000 problems with respect to its products and the third-party systems it uses for its internal functions, and, in any event, the Company does not anticipate the year 2000 issues it will encounter will be significantly different than those encountered by other computer hardware and software manufacturers, including its competitors. For example, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total year 2000 transition without any material effect on the Company's results of operations or financial condition.

--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES

(a) Change to Articles of Incorporation: During September 1998, the Company amended its Ariticles of Incorporation twice in connection with the August 1998 private placement of up to 615,384 units, each consisting of one share of Series B Stock and one Warrant to purchase shares of common Stock. On October 2, 1998, the Company then restated its Articles of Incorporation by filing Second Amended and Restated Articles of Incorporation with the Secretary of State of the State of Minnesota. Such Second Amended and Restated Articles of Incorporation are filed as an exhibit to this Form 10-QSB.

(b) Effect of Series B Issuance on Outstanding Securities: At the end of August 1998, the Company began a private placement of up to 615,384 units, each consisting of one share of Series B Stock and one Warrant to purchase shares of common Stock. Prior to such offering, the Company's Board of Directors created a new class of preferred stock, the Series B Stock. Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to $.52. Such dividend shall be cumulative and shall be payable upon conversion into Common Stock. Such dividends shall be payable by the Company, in its sole discretion, all in cash or all by the issuance of a number of shares of Common Stock. Further, holders of Series B Stock are entitled to a liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, subject to the prior liquidation preference of the holders of the previously issued Series A Convertible Preferred Stock, the Series B Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock, an amount per share equal to the sum of
(1) $6.50, subject to certain adjustments as set forth in the Company's Second Amended and Restated Articles of Incorporation, and (2) and amount equal to the cumulative unpaid dividends on such shares. On all matters submitted to the Company's shareholders, the holder of each share of Series B Stock is entitled to vote that number of shares of Common Stock into which such Series B Stock is then convertible.

(c) Sales of Unregistered Securities:


Between February 1998 and July 9, 1998, the Company issued 426,500 shares of common stock to certain accredited investors at a purchase price of $1.90 per share in a private offering pursuant to the terms of a private placement agreement dated February 19, 1998. Maven Securities, Inc. ("Maven") acted as placement agent for such sale and was paid a 10% commission and a 3% fee for expenses. As additional compensation, the Company issued Maven a warrant to purchase 42,650 shares of common stock (equal to 10% of the number of shares of common stock issued in connection with such offering which occurred during the first and second quarters of 1998) at an exercise price of $1.90 per share. The aggregate offering price for the shares offered was $810,350 and the aggregate placement agent commissions and expenses were approximately $105,350. The shares issued were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.


     On July 21, 1998, the Company began a 1,667,000 share private placement of units, each consisting of one share of Common Stock (subject to possible adjustment as described below) and one Warrant to purchase a fraction of a share of Common Stock (determined as described below), at a price of $2.20 per unit. Each Warrant entitles the holder thereof to purchase .2667 shares of Common Stock at $2.60 per share for each $1 such investor invested in the offering. In addition, the number of shares purchased in the offering may be increased based on the future market price of the Common Stock. In the event that the average closing price per share for the Company's Common Stock for all trading days in December 1998 (the "Average Price") is less than $2.93, then the number of shares issued to an investor in the offering will be adjusted in accordance with the following formula: the number of adjusted shares will equal the result obtained by dividing the aggregate investment by 75% of the Average Price; provided, however, that the Average Price is subject to a minimum value of $2.00. This offering terminated on August 11, 1998 and a total of 450,000 units were sold for a total offering price of $990,000. The Company offered this private placement without the assistance of a placement agent. The shares of Common Stock issued pursuant to this issuance are exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     At the end of August 1998, the Company began a private placement of up to 615,384 units, each consisting of one share of Series B Cumulative Convertible Preferred Stock ("Series B Stock") and one Warrant to purchase shares of common Stock. The purchase price per unit is $6.50.

     Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to $.52. Until February 15, 1999, each share of Series B Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by $3.25, subject to certain adjustments. Thereafter, each share of Series B Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by 80% of the average closing bid price of the Common Stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $2.50 nor less than $.75. All outstanding shares of Series B Stock will be automatically converted into Common Stock on September 23, 2001 if the Company has registered such common shares under the Securities Act of 1933, as amended, and the Common Stock is traded on Nasdaq.

     Each Warrant is a five-year callable warrant to purchase Common Stock at $3.25 per share. The number of shares of Common Stock for which the Warrant in each Unit will be exercisable will equal the number of shares of Common Stock into which the associated share of Series B Stock contained in the unit will have been converted. The Warrants are callable by the Company provided the Common Stock has not traded below $4 3/8 for 20 consecutive trading days prior to the call exercise date and the underlying shares are registered under the Securities Act of 1933, as amended, and the Common Stock is traded on Nasdaq.

     The Company has agreed to register the shares of Common Stock underlying the Series B Stock and the Warrants and to pay a penalty if such registration is not effective by February 28, 1999. This penalty is equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective. The units will be sold only to accredited investors and this offering is exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     Miller, Johnson & Kuehn Incorporated ("MJK") is acting as the placement agent and Miller & Schroeder Financial, Inc. ("MSF") and RJ Steichen & Company ("RJS") are acting as sub-agents. In consideration for MJK's services, it will receive a cash fee equal to 8% of the proceeds from the units it sells and a cash fee equal to 2% of the proceeds from the units either MSF or RJS sells. In addition, at each closing held in connection with the offering, MJK will receive a warrant to purchase that number of shares of Common Stock equal to 20% the number of units it sells and 4% of the number of units MSF and RJS sell, with a per share exercise price equal to 110% of the average closing bid price of the Common Stock for the 20 trading day period immediately prior to such closing. Further, the Company agreed to reimburse MJK for all reasonable legal fees incurred by MJK in connection with the offering. In consideration for MSF's and RJS' services, each of them will receive a cash fee equal to 2% of the proceeds from the units it sells and, at each closing held in connection with the offering, each of them will receive a warrant to purchase that number of shares of Common Stock equal to 16% the number of units it sells, with a per share exercise price equal to 110% of the average closing bid price of the Common Stock for the 20 trading day period immediately prior to such closing.

     As of September, 30, 1998, the Company had sold 74,152 of such units for total gross proceeds of $481,988. Commissions paid on this amount totaled $38,559 to MJK for placement agent commisions and $18,726 for the payment of MJK's legal expenses incurred by MJK in connection with the offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 28, 1998, the Company held a special meeting at which the Company asked the holders of its Series A Convertible Preferred Stock ("Series A Stock") to approve a proposal to create and issue a new class of preferred stock, the Series B Stock, in connection with the offering of units that began in late August 1998. "See ITEM 2. CHANGES IN SECURITIES." At this meeting, 774,006 of the shares voted to approve such proposal, no shares voted against it and 280,000 shares abstained. On September 18, 1998, the Company held a special meeting at which the Company asked the holders of its Series A Stock to ratify the approval of the creation and issuance of the Series B Stock and to approve certain corrections thereto with respect to the conversion price, the number of shares designated as Series B Stock and the annual dividend rate. At this meeting, 774,006 of the shares voted to approve such proposal, no shares voted against it and 280,000 shares abstained.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           3--Articles of Incorporation

          27--Financial Data Schedule

          99--Cautionary Statement

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLOBAL MAINTECH CORPORATION



November 13, 1998                      By: /s/ James Geiser
                                          --------------------------------
                                          James Geiser
                                          Chief Financial and Chief
                                            Accounting Officer

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 13, 1998                      By: /s/ David McCaffrey
                                          --------------------------------
                                          David McCaffrey
                                          Chief Executive Officer