Form 10KSB
period 1998-12-31
GLOBAL MAINTECH CORP
filed 1999-03-31
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                         Commission File Number 0-14692

                           Global MAINTECH Corporation

           Minnesota                                     41-1523657
     State of Incorporation                   I.R.S. Employer Identification No.

                             7578 Market Place Drive
                             Eden Prairie, MN 55344,
                                 (612) 944-0400

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

                               Yes _X_   No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      [x]

The Company's revenues for the Fiscal Year Ended December 31, 1998 totaled $6,209,000.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1999 was approximately $29,681,000 based upon the closing bid price on the OTC Bulletin Board on that date. The number of shares of the Company's no par value common stock outstanding as of March 5, 1999 was 18,409,397.

Transitional Small Business Disclosure Format (Check One):

                                 Yes ___  No _X_



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1998 are incorporated by reference in part III



Copies of the Company's Forms 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from James Geiser at the Company, 7578 Market Place Drive, Eden Prairie, Minnesota 55344, phone 612-944-0400

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1998.


                                     PART I
                                     ------

Item 1.  Description of Business.

General

    The Company, through its wholly owned subsidiaries Global MAINTECH, Inc. and SinglePoint Systems, Inc., designs, develops and markets a computer system, consisting of hardware and software, which monitors and controls diverse computers in a data center from a single, master console. The Virtual Command Center ("VCC" or "VCC Unit") can simultaneously manage mainframes, mid-range computers (e.g., UNIX, Microsoft and Windows NT platforms) and networks. The VCC is designed to perform three primary functions: (a) consolidate consoles (computer terminal with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control: (b) monitor and control the computers connected to the virtual console; and (c) automate most, if not all, of the routine processes performed by computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation-quality reduced instruction set computer ("RISC") which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability.

    In 1995, the Company installed it first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of twenty-one VCC Units to a total of eight customers. As of December 31, 1998, the Company had sold or leased a cumulative total of 38 VCC Units to a total of 14 customers. The Company's customers include: General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., BMC Software, Frontier Information Technologies, Inc., Merrill Lynch & Co. Inc., Southern California Gas Company, Alltel Information Services, Spiegel Inc. and Minnesota Mining and Manufacturing Company. Our existing customers are not required to buy additional hardware products or to renew their software license and maintenance agreements with us when such licenses and agreements expire. Therefore, a significant portion of our revenue is derived from non-recurring revenue sources.

    In an effort to enhance its revenue base, the Company purchased two new product lines during 1998. Effective November 1, 1998, the Company purchased substantially all of the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"). As a result of this acquisition, the Company obtained software products that notify the proper person(s) by telephone, pager or the internet of critical data center events-event notification software and a consulting business that focuses on solving systems management problems in data centers. On February 28, 1998, the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated, a Minnesota corporation ("IGI"). The Company will use such software and assets to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms.

Systems Management Software

    The VCC competes with internal monitoring software, which monitors certain pieces of hardware and software applications in the computer in which such internal software is installed, sold by other companies. Annual sales of systems-management software were estimated to be $6.8 billion as of November 1996. It is believed this market will grow to almost $10 billion by 2000, which would represent a compound annual growth rate of approximately 30%.

    The Company believes the VCC also is well suited for use in enterprise computing applications. Enterprise computing is the term associated with the hardware and software which enables computer that contain different processors to be linked together. The VCC has its own proprietary software and hardware which allow it to form an enterprise computing management system. The VCC can be used to monitor and control desktop servers, mid-range servers and mainframes. Sales of all UNIX-based enterprise computing applications in 1997 were approximately $33 billion.

    The Company is engaged primarily in the business of manufacturing and selling VCC Units. This line of business generated all of the Company's revenue in 1996 and 1997, and the majority of revenue for the year ended December 31, 1998.

    The Company was incorporated under the laws of the State of Minnesota in 1985 under the name Computer Aided Time Share, Inc. In 1995, the Company changed its name to Global MAINTECH Corporation. As of December 31, 1998, the Company had no employees and its operating subsidiaries, Global MAINTECH, Inc. and SinglePoint Systems, Inc. had 69 and 18 employees, respectively.

    See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

Item 2.  Description of Property.

        The Company's headquarters is located at 7578 Market Place Drive, Eden Prairie, MN 55344. The lease for this location, 17,369 square feet, terminates on September 30, 2001. In May 1998 the Company entered into a three year office lease for 1,012 square feet located at 19700 Fairchild Road, Suite 320, Irvine, CA 92612 to conduct sales and technical development. In conjunction with an asset purchase the Company acquired two office leases at 4020 Moore Ave., Suite 115, San Jose, CA 95117 with 2,062 square feet and 6059 Frantz Road, Suite 101, Dublin, OH 43017 with 1,152 square feet. These leases provide for monthly payments through October 31, 2002 of $4,846 and December 14, 2000 of $1,200, respectively and are used as sales and technical development offices. The Company is responsible for utilities, insurance, and other operating expenses at all locations.

Item 3.  Legal Proceedings.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.

General.

        The Company's common stock trades on the OTC Bulletin Board under the symbol "GLBM".

        The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 1998 and 1997. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                               Year Ended December 31, 1998
                                                     Common Stock
                                  Quarter            High      Low
                                  ---------------------------------
                                  First            $ 2.75  $  1.88
                                  Second             2.75     1.94
                                  Third              2.34     1.13
                                  Fourth             1.69     1.06


                               Year Ended December 31, 1997
                                                     Common Stock
                                  Quarter            High      Low
                                  ---------------------------------
                                  First            $ 2.56  $  1.44
                                  Second             2.75     1.50
                                  Third              2.38     1.69
                                  Fourth             2.88     1.94

        As of March 5, 1999, the Company had approximately 3,100 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities.

        Offering of Series B Preferred Stock and Warrants. From late August 1998 until December 31, 1998, the Company offered up to 615,385 units for sale in a private placement of securities of which 335,961 units were sold to accredited investors. Each unit consisted of one share of Series B Preferred Stock and one Warrant to purchase shares of Common Stock. The purchase price per unit was $6.50. The securities were offered under Rule 506 of Regulation D of the Securities Act.

        Each share of Series B Preferred Stock entitles the holder thereof to receive an annual dividend equal to $0.52. Until February 15, 1999, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by $3.25, subject to certain adjustments. Thereafter, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by 80% of the average closing bid price of the Common Stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $2.50 nor less than $0.75. All outstanding shares of Series B Preferred Stock will be automatically converted into Common Stock on September 23, 2001 if the Company has registered such common shares under the Securities Act and the Common Stock is traded on Nasdaq.

        Each Warrant is a five-year callable warrant to purchase Common Stock at $3.25 per share. The number of shares of Common Stock for which the Warrant in each unit will be exercisable will equal the number of shares of Common Stock into which the associated share of Series B Preferred Stock contained in the unit will have been converted. The Warrants are callable by the Company provided the Common Stock has not traded below $4.375 for 20 consecutive trading days prior to the call exercise date, the underlying shares are registered under the Securities Act and the Common Stock is traded on Nasdaq.

        In connection with the offering of the Series B Preferred Stock and Warrants described above, the Company agreed to use its best efforts to register the shares of Common Stock underlying the Series B Preferred Stock and the Warrants and to pay a penalty if such registration was not effective by February 28, 1999. The registration statement for such Common Stock was not effective by February 28,1999, and as of the date of this report is still not effective. As a result, the Company is paying a penalty to the investors in the offering equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective.

        The Company issued 335,961 of such units for total gross proceeds of $2,183,747. The Company paid Miller, Johnson & Kuehn $126,687 in placement agent commissions and $23,302 for accountable expenses, including legal fees, incurred in connection with the offering.

        Unregistered Issuance in Connection with Asset Purchase from Asset Sentinel, Inc. The Company, through its wholly owned subsidiary Global MAINTECH, Inc. ("GMI"), purchased substantially all the assets of Asset Sentinel, Inc., a Minnesota corporation ("ASI"), pursuant to an Asset Purchase Agreement effective as of October 1, 1998 by and among the Company, GMI and ASI.

        The Company purchased ASI's computer software products, and the trademarks and copyrights related thereto, and assumed no liabilities of ASI. The primary assets acquired by the Company were a suite of software products, including CERBERUS, CAD/COM 4.0 and SentinelSwitch, which provide updated mapping of network, cable and telephone lines in buildings and computer centers. The acquired software may be offered by the Company to customers as an additional component of the Company's base VCC unit or as a stand-alone product.

        The purchase price was paid as follows: $279,320 was paid by the cancellation of a note receivable from ASI and the remainder was paid by a note payable to ASI in the amount of $145,680 due within six months of the closing date (for a total of $425,000). The note payable was issued pursuant to Section 4(2) of the Securities Act.

        The purchase price of the assets is subject to adjustment depending on the sales generated by the Company using the purchased assets during the 18-month period following the closing of the transaction. The adjustment to the purchase price, if any, will equal Sales (as defined below) multiplied by 2.2; provided, however, that the amount of such adjustment shall not exceed $2,200,000. "Sales" means the greater of (a) the annualized sales generated by the Company using the purchased assets during the 18-month period following the closing or (b) the sales generated by the Company using the purchased assets during the 12-month period from April 1, 1999 through March 31, 2000. The payment of the adjustment, if any, by GMI shall be in cash or Common Stock at the discretion of GMI. Any shares of Common Stock issued in connection with the adjustment will be issued pursuant to Section 4(2) of the Securities Act.

        Unregistered Issuance in Connection with Asset Purchase from Enterprise Systems, Inc. The Company, through its wholly owned subsidiary Singlepoint Systems, Inc. ("SSI"), purchased substantially all of the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"), pursuant to an Asset Purchase Agreement effective as of November 1, 1998 (the "Purchase Agreement") by and among the Company, GMI, SSI and ESI.

        In addition to purchasing substantially all of the assets of ESI (including rights under and to ESI's computer software products, the trademarks and copyrights related thereto, ESI's ongoing leases, contracts and certain office equipment), the Company assumed certain liabilities of ESI. The primary assets acquired by the Company were a suite of software products, including AlarmPoint and PhonePoint, which provide intelligent software linked to telephones, pagers and the Internet for notification of critical events. This software is linked to other systems management tools and delivers timely and critical information to the proper person(s) for problem resolution. The acquired software will be offered by the Company to customers as an additional component of the Company's base VCC unit. The Company also obtained ESI's short-term consulting business, which assists companies to optimize their existing systems management and network management tools. The Company expects that this consulting business will generate sales of newly acquired software and of VCC units.

        The purchase price was paid as follows: $200,000 was paid in cash to ESI; options to purchase a maximum of 1,700,000 shares of Common Stock or a minimum of 400,000 shares of Common Stock, subject to earnings events over the 18 months following the closing, were issued to the shareholders of ESI (the "Shareholder Options"); and options to purchase a maximum of 80,000 shares of Common Stock were issued to the employees of ESI (the "Employee Options"). All such options have an exercise price equal to $1.25 and expire on December 9, 2003.

        The purchase price of the assets is subject to adjustment depending on the after-tax earnings generated by the Company using the purchased assets during the 18-month period following the closing of the transaction ("Adjusted Earnings"). In the event the Adjusted Earnings are less than certain amounts set forth in the Purchase Agreement, the number of shares that may be purchased under the Shareholder Options may be reduced by up to 1,300,000 shares. Conversely, the Company will pay ESI the excess, if any, of the Earn-out Amount (as defined below) over the Option Value (as defined below). "Earn-out Amount" means the greater of (a) 18 times the sum of the Adjusted Earnings for the first, second, third and tenth through eighteenth months following the acquisition or (b) 16 times the sum of the Adjusted Earnings for the seventh month through the eighteenth month following the acquisition. "Option Value" means $200,000 plus the product of the number of shares subject to the Shareholder Options (after any adjustments as described above) multiplied by the spread between the exercise price thereof and the average daily closing price of the Company's Common Stock during the month immediately preceding the last month of the Earn Out Period. Notwithstanding the foregoing, in the event the Earn-out Amount minus the Option Value is less than $5,000,000, the Company, at its option, will either pay the difference to ESI or return the purchased assets (and related liabilities) to ESI as of the end of the Earn-out period. In the event such assets are returned to ESI, the Shareholder Options and the Employee Options will be canceled.

        All securities issued in connection with this transaction were issued under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    The consolidated financial statements that accompany this discussion show the operating results of the Company for the years ended December 31, 1998 and 1997. These results include the operations of Global MAINTECH, Inc. and its wholly owned subsidiaries.

    Net sales for the year ended December 31, 1998 were approximately $6,209,000 compared to net sales of $3,003,000 in the year ended December 31, 1997. Sales of the Virtual Command Center or VCC and other systems were approximately $4,246,000 in 1998 compared to approximately $2,138,000 in 1997. Maintenance fees were approximately $948,000 in 1998 on previously sold systems and consulting fees were approximately $704,000. Maintenance and consulting fees in 1997 were approximately $702,000 and $132,000, respectively. During 1998 the Company also recorded approximately $312,000 of revenue primarily relating to the sale of computer parts compared to $30,000 from such sales in 1997. These revenue activities reflect the installation of a cumulative total of 38 VCC units with 14 customers compared to a cumulative total of 21 VCC units with eight customers as of December 31, 1997, and the sale of system software to numerous other customers. The gross margin on sales was approximately 63% in 1998 compared to 75% in 1997. The decrease in gross margin in 1998 is primarily related to the approximate $687,000 increase in amortization of capitalized software costs.

    Selling, general and administrative costs for the year ended December 31, 1998 were approximately $4,414,000 compared to approximately $1,649,000 for the same period in the prior year. This $2,765,000 increase is related to a $1,187,000 increase in salary expense which reflects an increase in paid employees which grew during the year from 26 to 87. In addition, the Company increased the allowance for doubtful accounts $300,000 during 1998. Advertising, travel and entertainment costs increased $150,000 and $245,000, respectively, in the year ended 1998 versus 1997. This reflects the increased activities in the business: marketing and travel expenses are directly related to increased selling activities. Professional and technical costs, depreciation expense, rent, and utilities costs increased approximately $94,000, $434,000, $152,000 and $119,000, respectively. These increases are all primarily related to increased business activities of the Company. Professional and technical expenses which include legal, accounting and investor relations expenses increased due to additional business activity during 1998 (see--Recent Developments). Depreciation, rent and utilities expenses increased as a function of the increase in equipment purchases and space for new employees. Research and development expenses in 1998 and 1997 relate to the ongoing maintenance of existing software and are comprised of salaries, consulting fees for technical expertise, and recruiting expenses.

    Non-operating expenses in the year ended December 31, 1998 consisted of interest expense, interest income and amortization of deferred debt issue costs indicated as "Other". The increased interest expense is substantially due to the cost of the $2,000,000 of subordinated debt issued by the Company on June 19, 1997. Interest income in 1998 is primarily due to lease income where the Company has acted as lessor of its VCC systems. In 1997 interest income was primarily the result of short-term investments of excess cash. Amortization ($44,294 annually on a straight-line basis over five years) of deferred debt issue costs of $225,223 relates to the issuance of $2,000,000 of subordinated debt.

Liquidity and Capital Resources

    As of December 31, 1998, the Company had positive working capital of approximately $2,068,000 compared to approximately $2,884,000 as of December 31, 1997. The decrease in positive working capital as of December 31, 1998 is primarily due to the net loss.


    Net cash used in operating activities for the year ended December 31, 1998 was approximately $1,283,000 compared to approximately $302,000 used by such activities in the year ended December 31, 1997. During the year ended December 31, 1998 operating funds of approximately $92,000 were used by net loss prior to depreciation/amortization and allowance for doubtful accounts. Operating funds were also used for assets including inventory, accounts receivable and prepaid expenses of approximately $718,000. Increases in short-term liabilities provided cash of approximately $780,000.

    Cash used for investing activities in the year ended December 31, 1998 of approximately $3,603,000 reflects investments of approximately $2,052,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs, and approximately $1,277,000 in purchases of companies and purchases of software. Additionally, the Company invested approximately $1,076,000 of property and equipment. Cash was provided by the sale of sales-type leases 737,000 and the collection of a note receivable. In 1997 the Company invested approximately $782,000 in capitalized computer software development costs, $942,000 in both sales-type and operating leases of the Company's equipment, $109,000 in purchased technology and patent costs, $75,000 in notes receivable and purchased $362,000 of property and equipment.

    Net cash of approximately $3,822,000 was provided by financing activities in the year ended December 31, 1998. This is the result of net proceeds from the issuance of Common Stock of approximately $1,489,000 primarily through two separate private placements at per share prices of $1.90 and $1.50, the issuance of Series B Preferred Stock of $2,184,000 and the issuance of short-term notes payable, $250,000 of which are secured by accounts receivable. These proceeds were partially offset by current maturity over the next twelve months of $100,000 related to the $2,000,000 of subordinated notes payable issued in 1997. In the year ended December 31, 1997 cash was provided by the issuance of Common Stock of $2,768,000, the issuance of $2,000,000 of subordinated notes payable and the collection of a $30,000 note receivable. These proceeds in 1997 were offset by decreases in short-term notes payable of approximately $320,000 and the disbursement of $212,000 for deferred debt costs related to the issuance of $2,000,000 of subordinated notes payable.

    Presently, the Company believes it has sufficient working capital to pay its current liabilities. In addition to the proceeds received from the issuance of debt and equity discussed above, the Company believes its working capital will improve as the Company's profitability improves. This depends on the Company's ability to collect its accounts receivable and to make sales sufficient to realize the full value of its current inventory. Since the Company has recently achieved gross margins of approximately 63% on its sales, management believes the Company's financial health will improve as additional sales are realized. To that end, the Company has continued to purchase additional inventory in anticipation of additional sales. Nevertheless, the Company can provide no assurance as to its future profitability and access to the capital markets.

        During the year ended December 31, 1998, the Company's liquidity was reduced through its investment in current assets and its capital resources were used to make investments in long-term assets. For the last three months the Company has been negotiating with Mezzanine Capital to allow availability of a working capital line of credit of approximately $1,000,000 as such working capital line is allowed according to the terms of the loan and security agreement dated June 19, 1997, which was executed in connection with the issuance of $2,000,000 of Subordinated debt. As of the date of this report the Company has a commitment from another lender to provide this working capital line secured by accounts receivable. The Company's operating plan for the year ending December 31, 1999 anticipates a substantial increase in sales over the year ended December 31, 1998 with a commensurate increase in earnings. The projected increase in sales is based on an increase in sales of the Company's traditional products and an increase in sales resulting from the Company's acquisitions during 1998. As a result this operating plan projects an increase in liquidity from sales and earnings and from access to capital markets to exceed the Company's anticipated investment in long-term assets. While the Company believes in the viability of its operating plan and currently anticipates that it will continue to have access to capital markets, there can be no assurances to that effect.

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

    Costs. Because essentially all of the Company's products and internal systems were created in the last few years, such products and internal systems were designed to avoid the year 2000 problem. As a result, the total cost for resolving the Company's year 2000 issues is expected to be less than $10,000, a negligible amount of which has been spent through December 31, 1998. The total cost estimate includes the cost of replacing or upgrading non-compliant systems that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues. Estimates of year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

    Contingency. The Company has not yet developed a contingency plan to provide for continuity of processing in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of the validation phase of all of its systems and any additional results from surveys of its major suppliers and customers with respect to their year 2000 compliance.

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

Recent Developments

Offering of Series B Preferred Stock and Warrants

        From late August 1998 until December 31, 1998, the Company offered up to 615,385 units for sale in a private placement of securities of which 335,961 units were sold. Each unit consisted of one share of Series B Preferred Stock and one Warrant to purchase shares of Common Stock. The purchase price per unit was $6.50.

        Each share of Series B Preferred Stock entitles the holder thereof to receive an annual dividend equal to $0.52. Until February 15, 1999, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by $3.25, subject to certain adjustments. Thereafter, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by 80% of the average closing bid price of the Common Stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $2.50 nor less than $0.75. All outstanding shares of Series B Preferred Stock will be automatically converted into Common Stock on September 23, 2001 if the Company has registered such common shares under the Securities Act and the Common Stock is traded on the Nasdaq.

        Each Warrant expires in five years, and is callable by the Company and entitles its holder to purchase Common Stock at $3.25 per share. The number of shares of Common Stock for which the Warrant in each unit will be exercisable will equal the number of shares of Common Stock into which the associated share of Series B Preferred Stock contained in the unit will have been converted. The Warrants are callable by the Company provided the Common Stock has not traded below $4.375 for 20 consecutive trading days prior to the call exercise date, the underlying shares are registered under the Securities Act and the Common Stock is traded on the Nasdaq.

        In connection with the offering of the Series B Preferred Stock and Warrants described above, the Company agreed to use its best efforts to register the shares of Common Stock underlying the Series B Preferred Stock and the Warrants and to pay a penalty if such registration was not effective by February 28, 1999. The registration statement for such Common Stock was not effective by February 28,1999, and as of the date of this report is still not effective. As a result, the Company is paying a penalty to the investors in the offering equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective.

        The Company issued 335,961 of such units for total gross proceeds of $2,183,747. The Company paid Miller, Johnson & Kuehn $126,687 in placement agent commissions and $23,302 for accountable expenses, including legal fees, incurred in connection with the offering.

Asset Purchase from Asset Sentinel, Inc.

        The Company, through its wholly owned subsidiary Global MAINTECH, Inc. ("GMI"), purchased substantially all the assets of Asset Sentinel, Inc., a Minnesota corporation ("ASI"), pursuant to an Asset Purchase Agreement effective as of October 1, 1998 by and among the Company, GMI and ASI. Immediately prior to the acquisition, ASI was a start-up company engaged in the development of a network and electrical line mapping software suite of products.

        The Company purchased no assets other than the rights under and to ASI's computer software products and the trademarks and copyrights related thereto, and assumed no liabilities of ASI. The primary assets acquired by the Company were a suite of software products, including CERBERUS, CAD/COM 4.0 and SentinelSwitch, which provide updated mapping of network, cable and telephone lines in buildings and computer centers. The acquired software may be offered by the Company to customers as an additional component of the Company's base VCC unit or as a stand-alone product.

        The transaction was treated as an asset purchase for accounting purposes. The purchase price of $425,000 was delivered as follows: $279,320 was paid by the cancellation of a note receivable from ASI and the remainder was paid by a note payable to ASI in the amount of $145,680 due within six months of the closing date.

        The purchase price of the assets is subject to adjustment depending on the sales generated by the Company using the purchased assets during the 18-month period following the closing of the transaction. The adjustment to the purchase price, if any, will equal Sales (as defined below) multiplied by 2.2; provided, however, that the amount of such adjustment shall not exceed $2,200,000. "Sales" means the greater of (a) the annualized sales generated by the Company using the purchased assets during the 18-month period following the closing or (b) the sales generated by the Company using the purchased assets during the 12-month period from April 1,1999 through March 31, 2000. The payment of the adjustment, if any, by GMI shall be in cash or Common Stock at the discretion of GMI.

Asset Purchase from Enterprise Systems, Inc.

        The Company, through its wholly owned subsidiary Singlepoint Systems, Inc. ("SSI"), purchased substantially all the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"), pursuant to an Asset Purchase Agreement effective as of November 1, 1998 (the "Purchase Agreement") by and among the Company, GMI, SSI and ESI. Immediately prior to the acquisition, ESI was a market leader in critical event notification software for data center management, and provided engineering/project management consulting to implement enterprise automation tools in small, medium and large data centers.

        In addition to purchasing substantially all of the assets of ESI, the Company assumed certain liabilities of ESI, including rights under and to ESI's computer software products, the trademarks and copyrights related thereto, ESI's ongoing leases, contracts and certain office equipment. The primary assets acquired by the Company were a suite of software products, including AlarmPoint and PhonePoint, which provide intelligent software linked to telephones, pagers and the Internet for notification of critical events. This software is linked to other systems management tools and delivers timely and critical information to the proper person(s) for problem resolution. The acquired software will be offered by the Company to customers as an additional component of the Company's base VCC unit. The Company also obtained ESI's short-term consulting business, which assists companies to optimize their existing systems management and network management tools. The Company expects that this consulting business will generate sales of newly acquired software and of VCC units.

        The transaction was treated as an asset purchase for accounting purposes. The purchase price was delivered as follows: $200,000 was paid in cash to ESI; options to purchase a maximum total of 1,700,000 shares of Common Stock or a minimum of 400,000 shares subject to earnings events over the next 18 months were issued to the shareholders of ESI (the "Shareholder Options"); and options to purchase a maximum total of 80,000 shares of Common Stock were issued to the employees of ESI (the "Employee Options"). All such options have an exercise price equal to $1.25 and expire on December 9, 2003.

        The purchase price of the assets is subject to adjustment depending on the after-tax earnings generated by the Company using the purchased assets during the 18-month period following the closing of the transaction ("Adjusted Earnings"). In the event the Adjusted Earnings are less than certain amounts set forth in the Purchase Agreement, the number of shares that may be purchased under the Shareholder Options may be reduced by up to 1,300,000 shares. Conversely, the Company will pay ESI the excess, if any, of the Earn-out Amount (as defined below) over the Option Value (as defined below). "Earn-out Amount" means the greater of (a) 18 times the sum of the Adjusted Earnings for the first, second, third and tenth through eighteenth months following the acquisition or (b) 16 times the sum of the Adjusted Earnings for the seventh month through the eighteenth month following the acquisition. "Option Value" means $200,000 plus the product of the number of shares subject to the Shareholder Options (after any adjustments as described above) multiplied by the spread between the exercise price thereof and the average daily closing price of the Company's Common Stock during the month immediately preceding the last month of the Earn Out Period. Notwithstanding the foregoing, in the event the Earn-out Amount minus the Option Value is less than $5,000,000, the Company, at its option, will either pay the difference to ESI or return the purchased assets (and related liabilities) to ESI as of the end of the Earn-out period. In the event such assets are returned to ESI, the Shareholder Options and the Employee Options will be canceled.

Issuance of Promissory Note and Warrants

        On February 23, 1999, the Company received a loan in the amount of $500,000 from five partners in the investment firm of Andersen, Weinroth & Co. In exchange for the loan, the Company issued a promissory note in the amount of $500,000 and Warrants to purchase up to 400,000 shares of Common Stock.

        The promissory note bears interest at an annual rate of 10% payable on April 30, 1999, and upon repayment of the balance due under the note on its maturity date of July 31, 1999. To secure payment under the promissory note, the Company granted the investors in the offering a security interest on both its current assets and its noncurrent assets. Holders of the Warrants may exercise them by paying the exercise price in cash or by converting the Warrants under a cashless exercise option. Holders of the Warrants also have the right to "demand" and "piggyback" registration rights under certain circumstances. The Warrants are exercisable at $1.08 per share, subject to adjustment. Warrants with respect to 133,800 shares are callable by the Company upon the occurrence of certain conditions set forth in the Warrants. Warrants with respect to the remaining 266,200 shares are noncallable.

Acquisition of Breece Hill Technologies, Inc.

        On March 5, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with GMI, BHT Acquisition, Inc. (a new subsidiary of GMI created solely for purposes of the merger and referred to herein as "Merger Subsidiary") and Breece Hill Technologies, Inc. ("BHT"). Under the terms of the Merger Agreement, shortly after approval of the merger by the stockholders of BHT, and the satisfaction or waiver of the terms and conditions contained in the Merger Agreement (which is expected to occur in April 1999), the merger subsidiary will merge with and into BHT, BHT, as the surviving corporation (the "Surviving Corporation"), will become a subsidiary of GMI and the Board of Directors of the Surviving Corporation will be comprised of the directors of Merger Subsidiary and the officers of the Surviving Corporation will be the officers of the Company.

        In exchange for all of the outstanding shares of BHT common and preferred stock, the Company will deliver one or more warrants to purchase 4,500,000 shares of Common Stock (subject to adjustment) and may also be required to deliver, one year after the Closing Date, Common Stock and cash under the Earn Out Provisions of the Merger Agreement. In connection with the merger, the Company and GMI also will guarantee up to $3,800,000 of outstanding debt of BHT.

Options and Warrants of BHT. At or prior to the Effective Time (when the Certificate of Merger is duly filed with the Secretary of State of the State of Delaware or at another time specified in the Certificate of Merger), each outstanding option to purchase the common stock of BHT will be canceled and replaced with warrants (a "Replacement Warrant") to purchase Common Stock of the Company. The number of shares subject to such Replacement Warrants and the exercise prices thereunder are as more fully described under Section 2.07 of the Merger Agreement. The H&QGF Warrants (as defined in the Merger Agreement) will be converted at the Effective Time into new warrants, in form and substance to be agreed upon by the parties to the Merger Agreement (the "Replacement Warrants"), to purchase a like number of shares of Common Stock at an initial exercise price of $4.125, subject to adjustment as set forth in the Replacement Warrants. The Non-H&QGF Warrants (as defined in the Merger Agreement) will remain outstanding following the Merger, and the holders of such warrants will have the option, at any time within 395 days of the Closing Date, to convert each share of Surviving Corporation Common Stock acquired upon exercise of such warrants into a share of the merger consideration.

Dissenters' Rights. If the merger and the Merger Agreement are approved by BHT's stockholders and not abandoned or terminated, any holder of BHT's common stock or preferred stock may, by not voting for approval of the Merger Agreement and by following the procedures set forth in Section 262 of the Delaware General Corporation Law ("DGCL"), be entitled to have such stockholder's shares appraised and to receive payment of the "fair value" of such shares pursuant to
Section 262

Registration Rights. The Escrow Stock, Escrow Warrants (as such terms are defined in the Merger Agreement) and the Common Stock issuable upon exercise of the Escrow Warrants (the "Warrant Stock") will not be registered under the Securities Act or applicable state securities laws as of the Effective Time, but will have certain "piggyback" and "demand" registration rights set forth in
Schedule 6.05 of the Merger Agreement.

Conditions to the Parties' Obligations to Consummate the Merger. Consummation of the Merger is subject to numerous conditions, including (i) the truth and correctness of the representations and warranties made by the parties to the Merger Agreement, (ii) the approval of the Merger by BHT's stockholders, (iii) the qualification of no more than 12% of BHT's common stock as Dissenters' Shares under Delaware law, (iv) the cancellation of certain of BHT's debt held by the Stockholder Lenders (as defined in the Merger Agreement), (v) the negotiation and execution by Hambrecht & Quist Guaranty Finance, LLC ("H&QGF," an investor in, and creditor of, BHT), the Company and GMI of up to $3,000,000 in loans to be made by H&QGF to the Company or GMI pursuant to the terms of the H&QGF Agreement (as defined in the Merger Agreement) and the negotiation and execution of a collateral agreement by and among the Company, GMI, BHT and H&QGF. The parties to the Merger may waive compliance with any of the conditions set forth in the Merger Agreement.

Termination or Amendment of the Merger Agreement. The Company, GMI, Merger Subsidiary and BHT may, by written agreement among them, amend the Merger Agreement at any time prior to the Effective Time. After the stockholders of BHT have approved the Merger Agreement, however, no amendment can be made which changes the terms of the Merger Agreement in a way that is adverse to the stockholders of BHT, unless such amendment is approved by the stockholders. The Merger Agreement may also be terminated by the parties at any time prior to the filing of the Certificate of Merger, whether before or after action by the stockholders of BHT, by mutual agreement of the parties, upon the occurrence of a breach of representation or covenant contained in the Merger Agreement, if the Merger has not been approved by the BHT stockholders by March 31, 1999 or if there has been a material adverse effect on the business of BHT, the Company or GMI, among others.

        The Merger will be treated as a stock purchase for accounting and financial reporting purposes. Promptly after the Effective Time, the Surviving Corporation will create and issue shares of a new class of preferred stock (the "Series B Preferred Stock") in exchange for the cancellation of $1,000,000 of debt of the Surviving Corporation held by H&QGF and its participants, Greyrock Business Credit and Cruttenden Roth. The Series B Preferred Stock will be convertible into common stock of the Surviving Corporation at the rate of one share of common stock for each share of Series B Preferred Stock converted. Immediately upon issuance of common stock of the Surviving Corporation in connection with the conversion of Series B Preferred Stock, the common stock so issued will be deemed converted into an equal number of shares of the Company's Common Stock.

Issuance of Series C Preferred Stock

        On March 25, 1999, the Company issued 1,600 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") to certain accredited investors in a private offering. In connection with such offering, the Company also issued warrants to the investors to purchase up to 100,000 shares of Common Stock. Settondown Capital International Ltd., the placement agent used in connection with the offering, received 75 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 100,000 shares of Common Stock, in addition to $96,000 in fees for costs incurred in connection with the offering, including legal fees.

        The holders of Series C Preferred Stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely effect the rights of such holders, or as may otherwise be required by law. The holders of Series C Preferred Stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series C Preferred Stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Preferred Stock and the Series B Preferred Stock are entitled. Dividends on shares of the Series C Preferred Stock are cumulative and are payable only upon conversion of the Series C Preferred Stock.

        At any time after the earlier to occur of the 61st day after issueance or the effective date of a registration statement registering the shares of Common Stock to be issued upon conversion of the Series C Preferred Stock, each share of Series C Preferred Stock is convertible into that number of shares of Common Stock equal to the stated value of each such share ($1,000) divided by the lesser of $2.50 or 80% of the average of the three trading days that have the lowest volume weighted average prices of the Common Stock during the 15 trading days immediately predceding the conversion date. All outstanding shares of Series C Preferred Stock will be automatically converted into Common Stock on March 25, 2002.

        Each warrant is a five-year callable warrant to purchase Common Stock at $1.66 per share.

        The Company agreed to use its best efforts to register the shares of Common Stock underlying the Series C Preferred Stock and the Warrants and to pay a penalty if such registration is not effective by the 121st day after issuance of the Series C Preferred Stock. This penalty is equal to 2% of the purchase price of the Series C Preferred Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period therafter until the registration statement has been declared effective.

Issuance of Convertible Note

        On March 9, 1999, the Company issued a $100,000 convertible note payable to an accredited investor, convertible into Common Stock at $1.25 per share at a 6% per annum rate of interest. The convertible note payable is subordinate to current and future debt issued by the Company and is due on September 9, 1999.

Item 7.  Financial Statements.

                             Index to Financial Data
                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  12


Consolidated balance sheets                                                   13


Consolidated statements of operations                                         15


Consolidated statements of stockholders' equity                               16


Consolidated statements of cash flows                                         17


Notes to consolidated financial statements                                    18

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Global MAINTECH Corporation:

We have audited the accompanying consolidated balance sheets of Global MAINTECH Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global MAINTECH Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                           /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
March 29, 1999

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 December 31,    December 31,
                                                    1998            1997
                                                 ----------      ----------


CURRENT ASSETS
    Cash and cash equivalents                    $  664,066      $1,726,889
    Accounts receivable, less allowance for
        doubtful accounts of $300,000
        and $15,000, respectively                 2,283,578         576,573
    Employee receivables                            147,466          26,111
    Inventories                                     861,418         797,435
    Prepaid expenses and other                       80,094          77,308
    Notes receivable                                   --            75,000
    Current portion of investment in
      sales-type leases                              20,776         286,997

                                                 ----------      ----------
        Total current assets                      4,057,398       3,566,313



Property and equipment, net                       1,042,432         308,347
Leased equipment                                    124,658         209,033
Software development costs, net                   2,273,834         955,835
Purchased technology and other intangibles, net   1,419,008          60,000
Net investment in sales-type leases,
      net of current portion                         22,410         492,918
Other assets, net                                   193,191         271,003


                                                 ----------      ----------

              TOTAL ASSETS                       $9,132,931      $5,863,449
                                                 ==========      ==========

The accompanying notes are an integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            December 31,    December 31,
                                                                                1998            1997
                                                                            -----------     -----------
CURRENT LIABILITIES
    Accounts payable                                                        $   867,120     $   396,159
    Current portion of  notes payable                                           395,680            --
    Convertible subordinated debentures                                         200,000         100,000
    Accrued liabilities compensation and payroll taxes                          267,581         123,605
    Other                                                                        31,049          10,588
    Deferred revenue                                                            228,231          52,443
                                                                            -----------     -----------

           Total current liabilities                                          1,989,661         682,795
                                                                            -----------     -----------

    Subordinated notes payable, less current portion                          1,700,000       1,900,000
                                                                            -----------     -----------

           Total liabilities                                                  3,689,661       2,582,795

STOCKHOLDERS' EQUITY

   Voting, convertible preferred stock - Series A, convertible into one common stock share for each preferred share, no par value;
        887,980 shares authorized; 129,176 shares in 1998 and
        244,113 shares in 1997 issued and outstanding; total liquidation
        preference of outstanding shares-$242,200                           $    60,584     $   114,489

   Voting, convertible preferred stock - Series B, convertible on or before September 23, 2001 based on price of common stock;
        conversion price not to exceed $2.50 per share or be less than
        $0.75; dividend of 8% payable in cash or common stock of
        Company; no par value; 615,385 shares authorized; 335,961
        shares in 1998 and none in 1997 issued and outstanding; total
        liquidation preference of outstanding shares-$2,183,769               2,183,769            --
    Common stock, no par value; 48,496,635 shares authorized;
        18,409,397 shares in 1998 and 17,084,858 shares in 1997
        issued and outstanding                                                     --              --
    Additional paid-in-capital                                                7,362,796       5,295,829
    Notes receivable-officers                                                  (294,500)       (294,500)
    Accumulated deficit                                                      (3,869,379)     (1,835,164)
                                                                            -----------     -----------

           Total stockholders' equity                                         5,443,270       3,280,654
                                                                            -----------     -----------



                                                                            $ 9,132,931     $ 5,863,449
                                                                            ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended
                                                                        December 31,
                                                                   1998             1997
                                                               ------------     ------------
Net sales:
    Systems                                                    $  4,245,684     $  2,138,323
    Maintenance, consulting and other                             1,963,625          864,184
                                                               ------------     ------------
                  Total net sales                                 6,209,309        3,002,507

Cost of sales:
    Systems                                                       1,127,361          417,225
    Maintenance, consulting and other                             1,195,941          344,808
                                                               ------------     ------------
                  Total cost of sales                             2,323,302          762,033
                                                               ------------     ------------

                  Gross profit                                    3,886,007        2,240,474

Operating expenses:
    Selling, general and administrative                           4,414,140        1,649,394
    Research and development                                      1,291,253          319,859
                                                               ------------     ------------

                  Income (loss) from operations                  (1,819,386)         271,221

Other income (expense):
    Interest expense                                               (286,272)        (183,004)
    Interest income                                                 146,786           92,406
    Other                                                           (44,294)         (22,147)
                                                               ------------     ------------

                  Total other expense, net                         (183,780)        (112,745)
                                                               ------------     ------------

Income from continuing operations before income taxes            (2,003,166)         158,476

Provision for income taxes                                             --               --
                                                               ------------     ------------

               Income (loss) from continuing operations          (2,003,166)         158,476

                  Gain from discontinued operations                    --             70,000
                                                               ------------     ------------


                  Net income (loss)                            $ (2,003,166)    $    228,476
                                                               ============     ============

                       Accrual of cumulative dividends on
                       Series B convertible preferred stock         (31,049)            --
                                                               ------------     ------------

                  Net income (loss) attributable
                    to common stockholders                       (2,034,215)         228,476
                                                               ============     ============


Basic earnings (loss) per common share:
    Continuing operations                                      $      (0.11)    $      0.010
                                                                       --              0.004
                                                               ------------     ------------
    Net earnings (loss)                                        $      (0.11)    $      0.014
                                                               ============     ============

Diluted earnings (loss) per common share:
    Continuing operations                                      $      (0.11)    $      0.008
    Discontinued operations                                            --              0.004
                                                               ------------     ------------
    Net earnings (loss)                                        $      (0.11)    $      0.012
                                                               ============     ============

Shares used in calculations:
  Basic                                                          18,351,712       15,918,047
  Diluted                                                        18,351,712       19,555,417


The accompanying notes are an integral part of these consolidated statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                  Preferred stock A   Preferred stock B     Common stock
                                                  --------------------------------------------------------
                                                  Shares    amount    Shares     amount    Shares   amount
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      700,667  $328,601      --          --   13,260,534   --

    Net income                                        --        --       --          --          --    --

    Common stock issued                               --        --       --          --    2,752,800   --

    Stock issue costs                                 --        --       --          --          --    --

  Common stock options and warrants exercised         --        --       --          --      614,970   --

  Exercise officer stock options                      --        --       --          --          --    --

  Converted preferred shares Series A            (456,554) (214,112)     --          --      456,554   --
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                      244,113  $114,489      --          --   17,084,858   --

    Net loss                                          --        --       --          --          --    --

    Accrual of cumulative dividends on Series B
      convertible preferred stock                     --        --       --          --          --    --

    Common stock issued                               --        --       --          --    1,092,001   --

    Values of stock options issued in acquisition     --        --       --          --          --    --

    Stock issue costs                                 --        --       --          --          --    --

  Common stock options and warrants exercised         --        --       --          --      117,601   --

  Preferred shares Series B                           --        --   335,961   2,183,769         --    --

  Converted preferred shares Series A            (114,937)  (53,905)     --          --      114,937   --
------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                      129,176   $60,584  335,961  $2,183,769  18,409,397   --


                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                Additional   Notes
                                                 paid-in   Receivable-  Accumulated
                                                 capital    Officers       defict         Total
-------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    $2,243,438  ($324,500)  ($2,063,640)    $183,899

    Net income                                         --         --        228,476      228,476

    Common stock issued                          2,779,600        --            --     2,779,600

    Stock issue costs                             (302,278)       --            --      (302,278)

  Common stock options and warrants exercised      360,957        --            --       360,957

  Exercise officer stock options                       --      30,000           --        30,000

  Converted preferred shares Series A              214,112        --            --           --
-------------------------------------------------------------------------------------------------

Balance at December 31, 1997                    $5,295,829  ($294,500)  ($1,835,164)  $3,280,654

    Net loss                                           --         --     (2,003,166)  (2,003,166)

    Accrual of cumulative dividends on Series B
      convertible preferred stock                      --         --        (31,049)     (31,049)

    Common stock issued                          1,800,350        --            --     1,800,350

    Values of stock options issued in
      acquisition                                  524,000        --            --       524,000

    Stock issue costs                             (346,922)       --            --      (346,922)

  Common stock options and warrants exercised       35,634        --            --        35,634

  Preferred shares Series B                            --         --            --     2,183,769

  Converted preferred shares Series A               53,905        --            --           --
-------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    $7,362,796  ($294,500)  ($3,869,379)  $5,443,270


                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Years Ended
                                                                          December 31,
                                                                   --------------------------
                                                                       1998           1997
                                                                   -----------    -----------
Cash flows from operating activities:

    Net income (loss)                                              $(2,003,166)   $   228,476
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                                1,610,981        433,981
        Allowance for doubtful accounts                                300,000           --
        Changes in operating assets and liabilities:
             Accounts receivable                                    (1,532,221)      (124,974)
             Employee receivables                                     (121,355)        (4,592)
             Inventories                                               (63,983)      (579,492)
             Prepaid expenses and other                                 (2,786)       (50,602)
             Accounts payable                                          337,397            155
             Accrued liabilities                                       112,500          2,253
             Deferred revenue                                           79,859       (207,304)
                                                                   -----------    -----------
                               Cash used by operating activities    (1,282,774)      (302,099)
                                                                   -----------    -----------

Cash flows from investing activities:
    Sale of investment in sales-type leases                            736,729       (779,915)
    Purchase of property and equipment                              (1,076,176)      (361,869)
    Reduction  in leased equipment                                        --         (162,548)
    Investment in software development costs                        (2,052,188)      (781,516)
    Investment in other assets                                          (9,460)      (108,900)
    Purchase of companies, net of cash acquired                     (1,276,786)          --
    Payments received on notes receivable                               75,000        (75,000)
                                                                   -----------    -----------
                               Cash used by investing activities    (3,602,881)    (2,269,748)
                                                                   -----------    -----------

Cash flows from financing activities:
    Disbursements for deferred debt costs                                 --         (212,470)
    Net proceeds from issuance of common stock                       1,489,063      2,768,279
    Net proceeds from issuance of preferred stock                    2,183,769           --
    Proceeds (payments) short-term notes payable                       250,000       (319,963)
    Payments received on officers notes receivable                        --           30,000
    Proceeds (payments) long-term notes payable                       (100,000)     2,000,000
                                                                   -----------    -----------
               Cash provided by financing activities                 3,822,832      4,265,846
                                                                   -----------    -----------
               Net increase (decrease) in cash                      (1,062,823)     1,693,999
               Cash and cash equivalents at beginning of period      1,726,889         32,890
                                                                   -----------    -----------
               Cash and cash equivalents at end of period          $   664,066    $ 1,726,889
                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid for:              Interest                            $   200,584    $   200,584
                               Income taxes                        $     9,999    $     9,999

The accompanying notes are an integral part of these consolidated statements.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

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

In an effort to enhance its revenue base, the Company purchased three new product lines during 1998. On February 28, 1998, the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated, a Minnesota corporation ("IGI"). The Company is using such software and assets to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. On October 1, 1998, the Company purchased the software of Asset Sentinel, Inc., a Minnesota corporation ("ASI"). As a result of this acquisition, The Company obtained a network and electrical line mapping suite of programs that operate on personal computer platforms. Effective November 1, 1998, the Company purchased substantially all of the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"). As a result of this acquisition, the Company obtained software products that notify the proper person(s) by telephone, pager or the internet of critical data center events-event notification software and a consulting business that focuses on solving systems management problems in data centers.

Principles of consolidation: The consolidated financial statements include the accounts of Global MAINTECH Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

New accounting pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact of this Statement.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment: Property and equipment is recorded at cost and is comprised primarily of computer and office equipment. Depreciation is provided for principally using the double declining balance method, based on the estimated useful lives of the respective assets which generally have lives of three years.

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

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company recognizes revenue from leasing activities in accordance with SFAS No. 13, Accounting for Leases. Accordingly, leases that transfer substantially all the benefits and risks of ownership are accounted for as sales-type leases. All other leases are accounted for as operating leases.

Under the sales-type method, profit is recognized at lease inception by recording revenue and cost. Revenue consists of the present value of the future minimum lease payments discounted at the rate implicit in the lease. Cost consists of the equipment's book value. The present value of the estimated value of the equipment at lease termination (the residual value), which is generally not material, and the present value of the future minimum lease payments are recorded as assets. In each period, interest income is recognized as a percentage return on asset carrying values.

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

Purchased technology and other intangibles: The Company has recorded the excess of purchase price over net tangible assets as purchased technology and customer lists based on the fair value of these intangibles at the date of purchase. These assets are amortized over their estimated economic lives of five years using the straight-line method. Recorded amounts for purchased technology are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

Other assets: Other assets is comprised of patents and capitalized debt issuance costs. Patents are stated at cost and are amortized over three years or over the useful life using the straight-line method. Capitalized debt issuance costs are stated at cost and are amortized over the term of the related debt agreement. Recorded amounts for patents are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

Research and development: Research and development costs are expensed as incurred.

Stock Based Compensation: The Company has adopted the disclosure requirements under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation. As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for is plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

Earnings (loss) per share: Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. During 1998, dilutive shares were excluded from the net loss per share computation as their effect is antidilutive.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                                     Years Ended December 31,
                                                       1998            1997
                                                   ---------------------------
       Basic Earnings Per Share
         Weighted average shares                    18,351,712      15,918,047

       Diluted Earnings Per Share
         Weighted average shares                    18,351,712      15,918,047
         Stock options                                     -         2,765,174
         Warrants                                          -           628,083
         Conversion of preferred stock, series A           -           244,113
         Conversion of preferred stock, series B           -               -
                                                   ---------------------------

         Total dilutive shares                      18,351,712      19,555,417
                                                   ===========================

       Antidilutive stock options excluded           5,332,000          83,000
       Antidilutive warrants excluded                2,859,000         600,000


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

Reclassifications: Certain amounts previously reported in 1997 have been reclassified to conform to the 1998 presentation.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles require management of the Company to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2.  Recovery from Discontinued Operation

The Company's Board of Directors made the decision to discontinue that portion of the operations which brokered and sold parts for IBM mainframe computers in 1995. Effective December 31, 1995 these operations were sold to Norcom Resources, Inc. ("Norcom"). A portion of the sale included a $70,000 note receivable from Norcom which the Company treated as uncollectible. However, in March 1997 the Company collected the full amount of such note receivable and recorded a recovery related to the discontinued operation.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Inventories

Inventories consists of the following:

                                                         December 31,
                                                  ------------------------
                                                       1998         1997
                                                  -----------      -------
                              Raw materials       $   609,412      526,379
                              Completed systems       386,759      271,056
                              --------------------------------------------

                              Total inventories   $   996,171      797,435
                                                  ===========   ==========

Note 4.  Net Investment in Sales-type Leases

The Company began leasing equipment as lessor under sales-type leases in 1997. The components of net investment in sales-type leases as of December 31, 1998 and 1997, are as follows:

                                               1998         1997
                                            ---------    ---------
    Minimum lease payments receivable       $  45,336    $ 892,323
    Less: Unearned revenue                     (2,150)    (112,408)
    ---------------------------------------------------------------
                                               43,186      779,915
    Less: current portion                     (20,776)    (286,997)
    ---------------------------------------------------------------
    Investment in sales-type lease,
      net of current portion                $  22,410    $ 492,918

Future minimum lease payments to be received under sales-type leases are $23,654, and $21,682 in 1999 and 2000, respectively.

Note 5.  Capital Assets

Certain of the Company's capital assets are comprised of the following:

                                                           December 31,
                                                  --------------------------
                                                       1998           1997
                                                  --------------------------
         Property and equipment
           Computer and officer equipment         $  1,642,691       400,192
----------------------------------------------------------------------------
           Accumulated depreciation                   (600,259)      (91,845)
----------------------------------------------------------------------------
             Property and equipment, net          $  1,042,432       308,347
----------------------------------------------------------------------------


         Leased equipment
----------------------------------------------------------------------------
           Leased equipment                       $    235,922       269,688
----------------------------------------------------------------------------
           Accumulated depreciation                   (111,264)      (60,655)
----------------------------------------------------------------------------
             Leased equipment, net                $    124,658       209,033
----------------------------------------------------------------------------


         Software development costs
----------------------------------------------------------------------------
           Software development costs             $  3,307,422     1,255,235
----------------------------------------------------------------------------
           Accumulated amortization                 (1,033,588)     (299,400)
----------------------------------------------------------------------------
             Software development costs, net      $  2,273,834       955,835
----------------------------------------------------------------------------


         Purchased Technology
----------------------------------------------------------------------------
          Software, licenses and customer lists   $  1,630,739        75,000
----------------------------------------------------------------------------
          Accumulated amortization                    (211,731)      (15,000)
----------------------------------------------------------------------------
            Purchased technology costs, net       $  1,419,008        60,000
----------------------------------------------------------------------------

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


             Other assets
               Patents                          $    107,386        101,680
               Deferred debt issue costs             225,224        221,470
               Accumulated amortization            (139,419)       (52,147)
                                                 ---------------------------
                 Other assets, net              $    193,191        271,003




Note 6.  Acquisitions

On February 27, 1998, the Company acquired certain assets, liabilities and perpetual software licenses of a division of Infinite Graphics, Inc., ("IGI") a computer-aided design and manufacturing software business. The consideration paid for IGI included $700,000 in cash and an amount up to $3,300,000 in contingent consideration based on certain operating results of IGI over a period of 15 months from the date of acquisition. Net identifiable liabilities of $78,446 were assumed consisting of $50,000 in fixed assets and $128,446 in current liabilities. The acquisition was accounted for as a purchase and the net liabilities and results of operations have been included in the Company's consolidated financial statements from the acquisition date. The contingent consideration, if paid, will be allocated to the intangible assets and amortized over the remaining useful lives of those assets. As of December 31, 1998, the Company has not paid any contingent consideration, and if paid, this amount will be included as an increase to purchased technology and amortized over the remaining useful life of the asset. The Company has recorded $778,446 as purchased technology and customer lists and will amortize these amounts straight line over the estimated useful life of three to five years.

On October 1, 1998, the Company acquired the rights to Asset Sentinel, Inc.'s ("ASI") technology, which is a network mapping software suite of products. Total consideration for the assets was $425,000, which included conversion of a note owed to the Company by ASI of $279,320 plus a note payable due six months from closing of $145,680. In addition, the Company has agreed to pay contingent consideration in the amount of $2,200,000, based on certain sales milestones of the ASI products for 18 months after acquisition, payable in cash or Company Common Stock, to be determined by the Company. The Company did not acquire any tangible assets or assume any liabilities, and therefore, the entire purchase price has been recorded as purchased technology and is being amortized over its estimated economic life of 5 years. The acquisition was recorded as a purchase and the resulting asset and results from operations of ASI have been included in the Company's financial statements from the acquisition date. ASI is a start-up company and prior to the acquisition ASI had essentially no revenues. As of December 31, 1998, the Company has not paid any contingent consideration, and if paid, this amount will be included as an increase to purchased technology and amortized over the remaining useful life of the asset.

On November 1, 1998, the Company acquired the rights and liabilities of Enterprise Solutions, Inc. ("ESI"). Total consideration paid for the acquisition was $200,000 plus contingent consideration of options to purchase up to 1,700,000 shares of common stock exercisable at the fair market value at the date of grant ($1.25). This contingent consideration will be adjusted based on the earnings of ESI for a period of 18 months following the closing and become exercisable at that date through 30 months following the acquisition. The maximum amount of adjustment to the contingent shares is 1,300,000 shares.
The fair value of 400,000 shares is included in the purchase price of ESI. The fair value of the minimum shares was calculated using the Black Scholes option pricing methodology with a volatility of 112%, dividend of 0, risk free interest rate of 4.5% and a five-year life is $524,000. In the event ESI does not meet certain earn-out calculations reaching $5,000,000, the Company, at its option, will either pay ESI the difference or return the purchased assets and assumed liabilities, as of the date the earn-out calculation is made, to ESI. Net identifiable assets of $269,173 were assumed consisting of accounts receivable of $474,784, fixed assets of $116,324 and current liabilities of $321,935. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the Company's consolidated financial statements from the acquisition date. The Company has recorded an intangible asset consisting of purchased technology and customer lists of $397,031 and will amortize these amounts straight line over the economic useful life of 5 years. The fair value of the contingent additional options, if granted, will be allocated to purchased technology and amortized over the remaining useful lives of those assets.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following unaudited pro forma information represents the results of operations as if the acquisitions had taken place at the beginning of the periods presented.

                                              Unaudited
                          ----------------------------------------------------
                            1998                         1997
                          As reported   Pro-forma     As reported   Pro-forma
                          ------------------------     -----------------------
   Revenue                6,209,309     7,466,162      3,002,507    6,303,050
   Net earnings (loss)   (2,003,166)   (1,799,035)       228,476    1,165,806
   Net earnings (loss)
   attributable to
   common stockholders   (2,034,215)   (1,830,084)       228,476    1,165,806
   Basic earnings
   (loss) per share           (0.11)        (0.10)          0.01         0.07

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 7.  Notes Payable

Notes payable at December 31, 1998 and 1997 are comprised of the following:

                                             1998                   1997
                                      --------------------  -------------------
                                                  Interest              Interest
                                        Amount      Rate      Amount      rate
                                      --------------------  -------------------
  Notes payable to Bank Windsor
    due June 1, 1999                   $  250,000     9.5%           --      --

  Acquisition note payable to
    Asset Sentinel, Inc.               $  145,000      --            --      --

  Subordinated notes payable to
    Mezzanine Capital Partners and
    Marquette Bancshares, Inc. due in
    installments of various amounts as
    described below through
    June 30, 2002                      $1,900,000   14.00%   $2,000,000   14.00%

                                       ----------            ---------
                                        1,900,000            2,000,000
                                       ----------            ---------
  Less current portion                   (200,000)            (100,000)
                                       ----------            ---------
                                       $1,700,000           $1,900,000
                                      ===========           ==========

On June 19, 1997 the Company issued subordinated notes payable in the form of two $1,000,000 notes payable to Mezzanine Capital Partners, Inc. and Marquette Bancshares, Inc., respectively. The interest rate of 14% is fixed for the term of the notes. Aggregate installments of $200,000, $300,000, $300,000, and $1,100,000 are due for the years 1999 through 2002, respectively. The notes are subject to a 5% prepayment penalty through June 30, 1998 and a 4% prepayment penalty from July 1, 1998 through June 30, 1999 and may be prepaid without penalty thereafter. The Company incurred costs related to the issuance of this debt in the amount of $221,470 which includes the estimated fair value of warrants to purchase a total of 530,000 shares of common stock at $1.80 per share that were issued in connection with the issuance of notes payable. These costs are being amortized on a straight-line basis over the five year term of such debt.

The Company has a revolving line of credit at Bank Windsor in the amount of $250,000 secured by accounts receivable. Borrowings under this revolver carry a floating rate of interest at prime plus 2%. At year-end this rate was 9.5%.

In connection with an Asset Purchase Agreement dated October 1, 1998, the Company purchased the technology assets of Asset Sentinel, Inc. in the amount of $425,000 payable over 6 months. As of December 31, 1998, the unpaid balance was $145,680. The unpaid balance is interest free.

In February 1999, the Company issued a $500,000 secured subordinated note payable to certain principals of Anderson, Weinroth & Co. The note was issued pursuant to a Loan and Security Agreement dated February 23, 1999 at a fixed interest rate of 10%, is due on July 31, 1999 and may be prepaid without penalty. The security interest granted to these note holders is subordinate to the notes payable to Mezzanine Capital Partners, Inc. and Marquette Bancshares, Inc. The Company incurred legal costs related to the issuance of this debt and issued warrants, which expire on February 23, 2004, to purchase 400,000 shares of common stock at $1.08 per share. The Company may call a one-third portion of the warrants if the common stock price exceeds $3.00 per share for twenty consecutive trading days.

On March 9, 1999 the Company issued a $100,000 convertible note payable to an accredited investor, convertible into common stock of the Company at $1.25 per share at a 6% per annum rate of interest. The convertible note payable is subordinate to current and future debt issued by the Company and is due on September 9, 1999.

Note 8.  Stockholders' Equity

Common stock warrants: The Company issued warrants in 1998 in conjunction with common stock issued pursuant to a private placement of 400,000 shares of common stock in February 1998. These warrants are exercisable at $1.90 per share and expire on July 21, 2003. The Company also issued warrants pursuant to a subsequent private placement of common stock in August 1998, which are exercisable at $2.60 and expire on July 16, 2003. Additional warrants to purchase shares of common stock were issued pursuant to a private placement of Series B Cumulative Convertible Preferred Stock ("Series B Stock"). The number of warrants issued is equal to the number of shares of common stock issued at the time the Series B Stock is converted to common stock. The warrants are exercisable at $3.25 or may be called by the Company in the event the common stock price trades above $4.375 for a period of 20 consecutive trading days and the Company's Common Stock is traded on Nasdaq.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company issued warrants in 1997 in conjunction with common stock issued pursuant to the Private Placement Memorandum dated November 25, 1996. These warrants are exercisable at $0.75 per share and expire on February 28, 2002. During 1997 the Company also issued warrants pursuant to a subsequent private placement of common stock in June 1997, which are exercisable at $1.40 and expire on June 6, 2002. An additional 530,000 warrants were issued in 1997, which are exercisable at a per share price of $1.80 and expire in the year 2002. These warrants were issued in connection with the $2,000,000 of subordinated debt issued in June 1997 (Note 7).

The total warrants outstanding as of December 31, 1998 was 3,541,979. Such warrants are exercisable at a weighted average price of $2.59 per share and expire in 2000 through 2004.

Common stock options: The Company's stock option plan ("Plan"), provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The Plan was amended during 1995 to increase the number of aggregate options that can be issued to 10,000,000 shares of common stock. Qualified incentive options must be granted with exercise prices equal to the fair market value of the stock at the date of grant. Nonqualified options must be granted with exercise prices equal to at least 85% percent of the fair market value of the stock at the date of grant.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for stock-based compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $30,000 and $18,000 in 1998 and 1997, respectively. The Company made this calculation using the Black-Scholes option pricing model with the following assumptions: volatility of 113%, risk-free interest rate of 4.5%, and an expected life of 5 years.

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

Information with respect to stock options under the plan are summarized as follows:

                                          Incentive Stock        Nonqualified
                                              Options              Options
                                         ---------------------------------------
                                                    Weighted            Weighted
                                                     average             average
                                                    exercise            exercise
                                          Shares      price     Shares    price
                                         -------------------  ------------------

Total outstanding at December 31, 1996   2,615,000    $0.49       83,000   $5.87
Granted                                  1,432,000    $1.51         --      --
Canceled                                   (75,000)   $1.00         --      --
Exercised                                 (455,000)   $0.40         --      --
                                        -------------------   ------------------

Total outstanding at December 31, 1997   3,517,000    $0.79       83,000   $5.87
Granted                                  3,543,000    $1.51         --      --
Canceled                                  (337,000)   $1.92       50,000   $5.63
Exercised                                  (77,000)   $0.36         --      --
                                        -------------------   ------------------

Total outstanding at December 31, 1998   6,646,000    $1.11       33,000   $6.25
                                        ===================   ==================

Options for 3,314,000 shares of common stock were exercisable at a weighted average exercise price of $0.74 as of December 31, 1998.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Common stock issued: In 1998 the Company issued a total of 1,092,001 shares of common stock. These shares were issued pursuant to two separate private placement issues: one ending July 8, 1998; and one ending August 11, 1998. In addition, 114,937 and 456,554 shares of common stock were issued to holders of preferred stock series A on a one-for-one exchange conversion in accordance with terms of the preferred stock in 1998 and 1997, respectively. The new issues of common stock were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In 1997 the Company issued a total of approximately 2,752,800 shares of common stock. These shares were issued pursuant to two separate private placement issues: one ending February 1997; and one ending July 1997. Specifically, the Company issued 1,652,800 and 653,500 shares of common stock in 1997 and 1996, respectively at $0.75 per share pursuant to the private placement memorandum dated November 1996. During 1997 the Company also issued 1,100,000 shares of common stock at $1.40 per share pursuant to a private placement dated June 1997. In addition, 455,000 shares of common stock were issued due to the exercise of qualified stock options by certain non-officer employees or former employees of the Company and 159,970 shares of common stock were issued to converting warrantholders. Stock issue costs were $302,277 in 1997.

Preferred stock issued: From late August 1998 until December 31, 1998, the Company offered up to 615,385 units for sale in a private placement of securities of which 335,961 units were sold. Each unit consisted of one share of Series B Preferred Stock and one Warrant to purchase shares of Common Stock. The purchase price per unit was $6.50.

Each share of Series B Preferred Stock entitles the holder thereof to receive an annual dividend equal to $0.52. Until February 15, 1999, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by $3.25, subject to certain adjustments. Thereafter, each share of Series B Preferred Stock is convertible into that number of shares of Common Stock equal to the per unit purchase price divided by 80% of the average closing bid price of the Common Stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $2.50 nor less than $0.75. All outstanding shares of Series B Preferred Stock will be automatically converted into Common Stock on September 23, 2001 if the Company has registered such common shares under the Securities Act and the Common Stock is traded on the Nasdaq.

Each Warrant expires in five years, and is callable by the Company and entitles its holder to purchase Common Stock at $3.25 per share. The number of shares of Common Stock for which the Warrant in each unit will be exercisable will equal the number of shares of Common Stock into which the associated share of Series B Preferred Stock contained in the unit will have been converted. The Warrants are callable by the Company provided the Common Stock has not traded below $4.375 for 20 consecutive trading days prior to the call exercise date, the underlying shares are registered under the Securities Act and the Common Stock is traded on the Nasdaq.

In connection with the offering of the Series B Preferred Stock and Warrants described above, the Company agreed to use its best efforts to register the shares of Common Stock underlying the Series B Preferred Stock and the Warrants and to pay a penalty if such registration was not effective by February 28, 1999. The registration statement for such Common Stock was not effective by February 28,1999, and as of the date of this report is still not effective. As a result, the Company is paying a penalty to the investors in the offering equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective.

The Company issued 335,964 of such units for total gross proceeds of $2,183,747. The Company paid Miller, Johnson & Kuehn $126,687 in placement agent commissions and $23,302 for accountable expenses, including legal fees, incurred in connection with the offering.

Note 9.  Income Taxes

At December 31, 1998, the Company had a net operating loss carryforward of approximately $7.0 million. Approximately $3.6 million of the net operating loss carryforward will be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code of approximately $200,000.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Current and future equity transactions could further limit the net operating losses available in any one year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are shown as follows:

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     1998              1997
                                                 -----------       -----------
          Deferred tax assets
            Allowance for doubtful accounts      $   127,000       $     5,000

          Purchased technology                        58,000               --

          Net operating loss carryforward          2,911,000         1,360,000
                                                 -----------       -----------
                  Subtotal                         3,096,000         1,365,000

          Less valuation allowance for
            deferred tax asset                    (2,032,000)       (1,212,000)
                                                 -----------       -----------
          Deferred tax liabilities                 1,064,000           153,000

          Depreciation                              (153,000)         (153,000)
          Capitalized software                      (911,000)             --
                                                 -----------       -----------

                  Net deferred tax assets        $      --         $      --
                                                 ===========       ===========

The provision for income taxes consists of the following for the years ended December 31, 1998 and 1997:

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     1998              1997
                                                 -----------       -----------

                 Current
                   Federal                          $    -            $    -
                   State                                 -                 -
                                                 -----------       -----------
                         Total                           -                 -

                 Deferred                                -                 -
                                                 -----------       -----------
                         Total                      $    -            $    -
                                                 ===========       ===========

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The income tax expense (benefit) differed from the amounts computed by applying the U. S. federal income tax rate of 34% as a result of the following:

                                                  Year Ended        Year Ended
                                                 December 31,      December 31,
                                                     1998              1997
                                                -------------      -------------

          Expense (benefit) at statutory rate     $(681,076)          $77,000

          State income tax benefit,
            net of federal                         (102,216)           13,000

          Change in valuation allowance             820,000           (94,000)

          Other                                      36,708             4,000
                                                ------------      ------------

              Actual tax expense (benefit)         $     -           $     -
                                                ============      ============

Note 10.  Operating Leases

Company as Lessor: The Company leases equipment, primarily VCC units, under noncancelable operating leases expiring in various years. The cost of equipment subject to such leases is recorded as leased equipment.

The operating lease payment stream related to leases initiated in 1996 was assigned to a third party, on a non-recourse basis, for a lump sum payment to the Company in 1996. The present value of the cash received was recorded as deferred revenue and is being recognized into revenue over the term of the underlying leases. These underlying leases, after being extended, terminated in 1998. Deferred revenue recorded by the Company related to these leases as of December 31, 1997 was approximately $20,000, respectively. Future minimum lease payments to be received for operating leases in which the payment stream has not been assigned to a third party are $15,192 and $11,224 for 1999 and 2000, respectively.

Company as Lessee: The Company has operating leases for certain development related IBM computers, office equipment and its office premises. The rental payments under these leases are charged to expense as incurred. All the leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leases. Lease expense in 1998 and 1997 was approximately $94,000 and $112,000, respectively. The future minimum lease payments are approximately $94,000 and $94,000 for the years 1999 and 2000, respectively.

Note 11.  Subsequent Events

Acquisition of Breece Hill Technologies, Inc.

On March 5, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with GMI, BHT Acquisition, Inc. (a new subsidiary of GMI created solely for purposes of the merger and referred to in this discussion as "Merger Subsidiary") and Breece Hill Technologies, Inc. ("BHT"). Under the terms of the Merger Agreement, shortly after approval of the merger by the stockholders of BHT, and the satisfaction or waiver of the terms and conditions contained in the Merger Agreement (which is expected to occur in April 1999), the Merger Subsidiary will merge with and into BHT, BHT, as the surviving corporation (the "Surviving Corporation"), will become a subsidiary of GMI and the Board of Directors of the Surviving Corporation will be comprised of the directors of Merger Subsidiary and the officers of the Surviving Corporation will be the officers of BHT.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In exchange for all of the outstanding shares of BHT common and preferred stock, the Company will deliver one or more warrants to purchase 4,500,000 shares of GMC Common Stock (subject to adjustment) and may also be required to deliver, one year after the Closing Date, GMC Common Stock and cash under the Earn Out Provisions of the Merger Agreement. In connection with the merger, the Comapny and Global MAINTECH, Inc. also will guarantee up to $3,800,000 of outstanding debt of BHT.

For additional details concerning the merger, please refer to the Merger Agreement attached hereto as Exhibit 2.2.

Issuance of Series C Preferred Stock

On March 25, 1999, the Company issued 1,600 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") to certain accredited investors in a private offering. In connection with such offering, the Company also issued warrants to the investors to purchase up to 100,000 shares of Common Stock. Settondown Capital International Ltd., the placement agent used in connection with the offering, received 75 shares of Series C Preferred Stock and a warrant to purchase an aggregate of 100,000 shares of Common Stock, in addition to $96,000 in fees for costs incurred in connection with the offering, including legal fees.

        The holders of Series C Preferred Stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely effect the rights of such holders, or as may otherwise be required by law. The holders of Series C Preferred Stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series C Preferred Stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Preferred Stock and the Series B Preferred Stock are entitled. Dividends on shares of the Series C Preferred Stock are cumulative and are payable only upon conversion of the Series C Preferred Stock.

Item 8.  Changes in and disagreements with Accountants.

        Not applicable.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The information with respect to Directors of the Company under the caption "Election of Board of Directors" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.

        The information with respect to the Executive Officers of the Company under the caption "Executive Officers" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.

        The information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.

Item 10.  Executive Compensation.

        The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.

        The information contained under the caption "Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ending December 31, 1998 is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K.

    (a) Index of Exhibits (Not included herein.)

                                                                       Exhibit
        Description                                                     Number
        -----------                                                     ------

        Agreement and Plan of Merger dated December 6, 1994, as           2.1
        amended, among the Company, Mirror Consolidation
        Company, and MAINTECH Resources, Inc. (the Articles of
        Merger are attached thereto as Exhibit A) (incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on January 19, 1995).

        Agreement and Plan of Merger dated March 5, 1999, among            2.2
        the Company, BHT Acquisition, Inc., and Breece Hill
        Technologies, Inc.

        Bylaws of the Company, as amended (incorporated herein             3.1
        by reference to the Registrant's Form S-1 (File No.
        33-34894)).

        Second Amended and Restated Articles of Incorporation of           3.2
        the Company (incorporated herein by reference to the Registrant's Form 10-QSB for the quarter ended September
        30, 1998. (File No. 0-14692)).

        Certificate of Designation of Series C Convertible                 3.3
        Preferred Stock, as filed on March 24, 1999 and corrected on March 30, 1999.

        Form of 11% Convertible Subordinated Debenture due July            4.1
        1, 1996 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended March 31,
        1991.)

        Form of Registration Agreement between the Company and             4.2
        holders of the Company's 11% Convertible Subordinated
        Debentures Due July 1, 1996 (incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31, 1991).

        Form of Certificate of the Company's Series A                      4.3
        Convertible Preferred Stock (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

        Form of Certificate of the Company's Common Stock                  4.4
        following change of corporate name (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1995).

        Form of Promissory Note, dated June 19, 1997, issued to            4.5
        each of Marquette Bancshares, Inc. and Mezzanine Capital
        Partners, Inc. (incorporated by reference to the Registrant's Form SB-2, as amended (File No. 333-33477)).

        Form of Preferred Stock and Warrant Purchase Agreement,            4.6
        including Form of Warrant and Registration Rights exhibit thereto, relating to sale of Series B Convertible
        Preferred Stock and Callable Common Stock Warrants during the fourth quarter of 1998.

        Form of Certificate of the Company's Series B                      4.7
        Convertible Preferred Stock.

        Form of Series C Convertible Preferred Stock Purchase              4.8
        Agreement, dated March 24, 1999, which sets forth the rights of the holders of Series C Convertible Preferred
        Stock and the Warrants issued in connection therewith.

        Form of Certificate of the Company's Series C                      4.9
        Convertible Preferred Stock;

        The Company's 1989 Stock Option Plan (incorporated                10.1
        herein by reference to Exhibit 28 to the Registrant's
        Registration Statement on Form S-8, (File 33-33576)).

        Amendments No. 1 and 2, dated October 17, 1991 and April          10.2
        24, 1992, respectively, to the Company's 1989 Stock
        Option Plan (incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31,
        1992).

        Mirror Technologies, Incorporated 401(K) Plan effective           10.3
        April 1, 1992 (incorporated herein by reference to the Registrant's Form 10-K for the year ended March 31,
        1992).

        Exclusive Distributor and Licensing Agreement between             10.4
        Yutaka Takagi and Circle Corporation and MAINTECH
        Resources, Inc. and Global MAINTECH, Inc. dated December
        20, 1994 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31,
        1994).

        Amendment No. 3, dated May 15, 1995 to the Company's              10.5
        1989 Stock Option Plan (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended
        December 31, 1995).

        Asset Purchase Agreement, dated November 1, 1998, by and          10.6
        among Global MAINTECH, Inc., Global MAINTECH
        Corporation, Singlepoint Systems, Inc. and Enterprise
        Solutions, Inc. (incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on December 23, 1998 (File No. 0-14692)).

        License and Asset Purchase Agreement between Infinite             10.7
        Graphics Incorporated and the Company dated February 27,
        1998 (incorporated herein by reference to the Registrant's
        Form 10-KSB for the year ended December 31, 1997).

        Office Lease between the Company and Compass Marketing,           10.8
        Inc., sublessor, and Glenborough Realty Trust
        Incorporated, lessor, dated March 3, 1998 (incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997).

        Subsidiaries of the Registrant (incorporated herein by              21
        reference to the Registrant's Form 10-KSB for the year ended December 31, 1994).

        Consent of KPMG Peat Marwick LLP                                    23

        Financial Data Schedule                                             27

        Cautionary Statement                                                99

(b) Reports on Form 8-K

        Form 8-K was filed on December 23, 1998 in connection with the Company's acquisition of the assets from Enterprise Systems, Inc. (File No. 0-14692).

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Global MAINTECH Corporation


Dated: March 31, 1999                       By  /s/ James Geiser
                                                -----------------------------
                                                James Geiser
                                                Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                           TITLE                               DATE
----                                           -----                               ----

 /s/ David McCaffrey                    Chief Executive Officer                 March 31, 1999
------------------------------------    (Principal Executive Officer) and
David McCaffrey                         Director


 /s/ James Geiser                       Chief Financial Officer and Secretary   March 31, 1999
------------------------------------    (Principal Financial and Accounting
James Geiser                            Officer)


 /s/ Robert E. Donaldson                Director                                March 31, 1999
------------------------------------
Robert E. Donaldson


/s/ John E. Haugo                       Director                                March 31, 1999
------------------------------------
John E. Haugo


/s/ John Clarey                         Director                                March 31, 1999
------------------------------------
John Clarey


/s/ Douglas Pihl                        Director                                March 31, 1999
------------------------------------
Douglas Pihl


                                  Exhibit Index

                                                                        Exhibit
        Description                                                     Number
        -----------                                                     ------

        Agreement and Plan of Merger dated March 5, 1999,                  2.2
        among the Company, BHT Acquisition, Inc., and Breece
        Hill Technologies, Inc.

        Certificate of Designation of Series C Convertible                 3.3
        Preferred Stock, as filed on March 24, 1999 and corrected on March 30, 1999.

        Form of Preferred Stock and Warrant Purchase Agreement,            4.6
        including Form of Warrant and Registration Rights exhibit thereto, relating to sale of Series B Convertible
        Preferred Stock and Callable Common Stock Warrants during the fourth quarter of 1998.

        Form of Certificate of the Company's Series B                      4.7
        Convertible Preferred Stock.

        Form of Series C Convertible Preferred Stock Purchase              4.8
        Agreement, dated March 24, 1999, which sets forth the rights of the holders of Series C Convertible Preferred
        Stock and the Warrants issued in connection therewith.

        Form of Certificate of the Company's Series C                      4.9
        Convertible Preferred Stock;

        Consent of KPMG Peat Marwick LLP                                    23

        Financial Data Schedule                                             27

        Cautionary Statement                                                99