Form 10QSB
period 1999-03-31
GLOBAL MAINTECH CORP
filed 1999-05-17
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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


                 ----------------------------------------------

On April 26, 1999 there were 19,026,839 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the statements are caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                      March 31,   December 31,
                                                        1999         1998
                                                     -----------  ------------
CURRENT ASSETS
    Cash and cash equivalents                        $ 2,260,381   $   664,066
    Accounts receivable, less allowance for
        doubtful accounts of $300,000, respectively    3,000,190     2,148,825
    Employee receivables                                 233,176       147,466
    Inventories                                        1,012,709       996,171
    Prepaid expenses and other                           200,901        80,094
    Deferred debt issue costs                            518,962          --
    Current portion of investment in
      sales-type leases                                   21,270        20,776
                                                     -----------   -----------
        Total current assets                           7,247,589     4,057,398

Property and equipment, net                            1,086,192     1,042,432
Leased equipment                                         118,025       124,658
Software development costs, net                        2,782,157     2,273,834
Purchased technology and other intangibles, net        1,352,000     1,419,008
Net investment in sales-type leases,
      net of current portion                              16,609        22,410
Other assets, net                                        174,835       193,191
                                                     -----------   -----------
                 TOTAL ASSETS                        $12,777,407   $ 9,132,931
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      March 31,   December 31,
                                                         1999         1998
                                                     -----------  -----------

CURRENT LIABILITIES
   Accounts payable                                  $ 1,186,060  $   963,049
   Current portion of  notes payable                   1,002,448      395,680
   Convertible subordinated debentures                   225,000      200,000
   Accrued liabilities compensation and payroll
      taxes                                              260,361      267,581
   Other                                                  74,724       31,049
   Deferred revenue                                      462,220      132,302
                                                     -----------  -----------

       Total current liabilities                       3,210,813    1,989,661
                                                     -----------  -----------

   Subordinated notes payable, less current
      portion                                          1,625,000    1,700,000
                                                     -----------  -----------

       Total liabilities                               4,835,813    3,689,661

STOCKHOLDERS' EQUITY
   Voting, convertible preferred stock -
      Series A, convertible into one common
      stock share for each preferred share,
      no par value; 887,980 shares authorized;
      129,176 shares in 1998 and 244,113
      shares in 1997 issued and outstanding;
      total liquidation preference of
      outstanding shares-$242,200                    $    60,584  $    60,584
   Voting, convertible preferred stock -
      Series B, convertible on or before
      September 23, 2001 based on price of
      common stock; conversion price not to
      exceed $2.50 per share or be less than
      $0.75; dividend of 8% payable in cash or
      common stock of Company; no par value;
      615,385 shares authorized; 335,961 shares
      issued and outstanding; total liquidation
      preference of outstanding shares-$2,183,769      2,183,769    2,183,769

   Voting, convertible preferred stock -
      Series C, convertible on or before
      March 31, 2002 based on price of
      common stock; conversion price not to
      exceed $2.50 per share; dividend of 8%
      payable in cash or common stock of Company;
      no par value; 1,675 shares authorized;
      1,675 shares in 1999 and none in 1998
      issued and outstanding; total liquidation
      preference of outstanding shares-$1,675,000      1,504,000            -
   Common stock, no par value; 48,496,635 shares
      authorized; 19,026,839 shares in 1998 and
      18,409,397 shares in 1998
      issued and outstanding                                   -            -
   Additional paid-in-capital                          8,575,375    7,362,796
   Notes receivable-officers                            (294,500)    (294,500)
   Accumulated deficit                                (4,087,634)  (3,869,379)
                                                     -----------  -----------
       Total stockholders' equity                      7,941,594    5,443,270
                                                     -----------  -----------
                                                     $12,777,407  $ 9,132,931
                                                     ===========  ===========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   1999            1998
                                                               ------------    ------------
Net sales
    Systems                                                    $  1,516,590    $  1,322,292
    Maintenance, consulting and other                             1,063,626         474,108
                                                               ------------    ------------
                  Total net sales                                 2,580,216       1,796,399
Cost of sales
    Systems                                                         201,285         483,299
    Maintenance, consulting and other                               549,296         201,171
                                                               ------------    ------------
                  Total cost of sales                               750,581         684,471
                                                               ------------    ------------
                  Gross profit                                    1,829,635       1,111,929

Operating expenses
    Selling, general and administrative                           1,536,463         756,170
    Research and development                                        349,379         147,322
                                                               ------------    ------------
                   Income (loss) from operations                    (56,207)        208,437

Other income (expense):
    Interest expense                                                (78,507)        (74,098)
    Interest income                                                   1,527         113,870
    Other                                                          (141,002)        (11,074)
                                                               ------------    ------------
                   Total other income (expense), net               (217,982)         28,698
                                                               ------------    ------------
Income (loss) from continuing operations
   before income taxes                                             (274,189)        237,135
                                                               ------------    ------------
    Income (loss) before cumulative effect of change
       in accounting principle                                     (274,189)        237,135
                                                               ------------    ------------

Cumulative effect of change to straight-line depreciation            99,607            --
                                                               ------------    ------------

               Net income (loss)                               $   (174,582)   $    237,135
                                                               ============    ============

Accrual of cumulative dividends on
   Series B convertible preferred stock                             (43,675)           --
                                                               ------------    ------------
Net income (loss) attributable
   to common stockholders                                      $   (218,257)        237,135
                                                               ============    ============

Basic earnings per common share:
    Net income (loss) before cumulative effect of
       change in accounting principle                          $     (0.014)   $      0.014
    Cumulative effect of change in accounting principle               0.005            --
    Net income (loss)                                          $     (0.011)   $      0.014
                                                               ============    ============

Diluted income (loss) per common share:
    Net income (loss) before cumulative effect of
       change in accounting principle                          $     (0.014)   $      0.012
    Cumulative effect of change in accounting principle               0.005            --
    Net income (loss)                                          $     (0.011)   $      0.012
                                                               ============    ============

Shares used in calculations:
  Basic                                                          19,026,839      16,625,070
  Diluted                                                        19,026,839      19,784,645


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                       $  (174,582)   $   237,136
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                           684,109        283,888
        Changes in operating assets and liabilities:
             Accounts receivable                               (716,612)      (896,806)
             Other receivables                                  (85,710)      (713,974)
             Inventories                                       (151,291)      (243,403)
             Prepaid expenses and other                        (120,807)       (30,371)
             Accounts payable                                   318,940         78,079
             Accrued liabilities                                 (7,220)        66,506
             Deferred revenue                                   233,989         12,684

                                                            -----------    -----------
                       Cash used by operating activities        (19,184)    (1,206,264)
                                                            -----------    -----------

Cash flows from investing activities:
    Sale of investment in sales-type leases                        --          712,332
    Purchase of property and equipment                         (142,062)       (59,613)
    Investment in software development costs                   (865,107)    (1,139,428)
    Investment in other assets                                   (1,975)          (291)
    Receipt of payment on note receivable                          --           75,000

                                                            -----------    -----------
                       Cash used by investing activities     (1,009,144)      (412,000)
                                                            -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                 1,504,000           --
    Proceeds from issuance of common stock                      563,875        487,591
    Proceeds of short-term notes payable                        606,768           --
    Payments of long-term notes payable                         (50,000)          --
                                                            -----------    -----------
               Cash provided by financing activities          2,624,643        487,592
                                                            -----------    -----------

               Net increase (decrease) in cash                1,596,315     (1,130,672)

               Cash and cash equivalents at beginning
                  of period                                     664,066      1,726,889
                                                            -----------    -----------

               Cash and cash equivalents at end
                  of period                                 $ 2,260,381    $   596,217
                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     General

     The Company, through its wholly owned subsidiaries, Global MAINTECH, Inc. ("GMI") and SinglePoint Systems, Inc. ("SSI"), designs, develops and markets a computer system, consisting of hardware and software, which monitors and controls diverse computers in a data center from a single, master console. The Virtual Command Center ("VCC" or "VCC Unit") can simultaneously manage mainframes, mid-range computers (e.g., UNIX, Microsoft and Windows NT platforms) and networks. The VCC is designed to perform three primary functions: (a) consolidate consoles (computer terminal with access to the internal operation of a computer) into one monitor, a "virtual console" or single point of control:
(b) monitor and control the computers connected to the virtual console; and (c) automate most, if not all, of the routine processes performed by computer platforms and operating systems. It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation-quality reduced instruction set computer ("RISC") which is housed separately from the computers it controls. VCC users are able to reduce staffing levels, consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s) and achieve improved levels of operational control and system availability. Beginning in 1999, the Company began selling some of its products as stand-alone software products without the hardware delivery features also embodied in the the VCC.

     In 1995, the Company installed it first three VCC Units in the data centers of a large industrial and financial company. In 1996, the Company sold or leased seven additional VCC Units and added two new customers. As of December 31, 1997, the Company had sold or leased a cumulative total of twenty-one VCC Units to a total of eight customers. As of March 31, 1999, the Company had sold or leased a cumulative total of 41 VCC Units to a total of 16 customers. The Company's customers include: General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Storage Technology Corporation, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., Frontier Information Technologies, Inc., Merrill Lynch & Co. Inc., Southern California Gas Company, Alltel Information Services, Minnesota Mining and Manufacturing Company, Bear Stearns and Comdisco. The Company's existing customers are not required to buy additional hardware products or to renew their software license and maintenance agreements with us when such licenses and agreements expire. Therefore, a significant portion of the Company's revenue is derived from non-recurring revenue sources.

     In an effort to enhance its revenue base, the Company purchased two new product lines during 1998. Effective November 1, 1998, the Company purchased substantially all of the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"). As a result of this acquisition, the Company obtained software products that notify the proper person(s) by telephone, pager or the internet of critical data center events-event notification software and a consulting business that focuses on solving systems management problems in data centers. On February 28, 1998, the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated, a Minnesota corporation ("IGI"). The Company uses such software and assets to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms.

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

     Sales of VCC Units generated all of the Company's revenue in 1996 and 1997, and the majority of revenue for the year ended December 31, 1998.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

     Earnings (Loss) Per Share

     Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. During 1999, dilutive shares were excluded from the net loss per share computation as their effect is antidilutive.

     The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                              Three Months Ended March 31,
                                                1999                1998
                                            -------------------------------
      Basic Earnings Per Share
        Weighted average shares              19,026,839          16,625,070

      Diluted Earnings Per Share
        Weighted average shares              19,026,839          16,625,070
        Stock options and Warrants               -                2,926,134
        Conversion of preferred stock            -                  233,441
                                            -------------------------------
        Total dilutive shares                19,026,839          19,784,645
                                            ===============================


     Capitalized Software Development Costs

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

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Purchased technology and other Intangibles

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

     Deferred Debt Issue Costs

     The deferred debt issue costs include a valuation for the issuance of warrants to purchase 400,000 shares of common stock attached to a subordinated short-term promissory note issued in February 1999.

     Common Stock Issuance

     In March 1999 the Company began a private placement of 1,325,000 shares of common stock at a purchase price of $1.125 per share and had issued 444,000 of such shares as of March 31, 1999. The Company completed this private placement on May 12, 1999. A total of 1,325,000 shares were sold for total gross proceeds of $1,490,625. Aethlon Capital acted as the placement agent. The Company will pay the placement agent a cash commission equal to 10% of gross proceeds and will reimburse the agent for out-of-pocket expenses incurred in connection with the offering. The Company also will issue to the agent a warrant to purchase up to 10% of the the number of shares of the common stock sold in the offering, which warrant will have an exercise price of $1.125 per share. The shares of common stock issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     Change in depreciation method

     Effective January 1, 1999, the Company adopted the straight-line method of depreciation for its property and equipment. Previously the Company used the double declining balance method. The Company changed its method based on an evaluation by management which indicated that the property and equipment does not depreciate on an accelerated basis during its early years, is not subject to significant additional maintenance in the later years of the assigned useful life and that the new method results in a better matching of revenues and expenses.

     The cumulative effect of this accounting change was to decrease the net loss by $99,607 ($0.005 per share) in the first quarter ended March 31, 1999.

     The following shows the pro forma amounts of income assuming the effect of the change in accounting principle is applied retroactively:

                                                     1998
                                                   --------
           Income before cumulative change
              in accounting principle              $237,136
           Basic earnings per share                $  0.014
           Diluted earnings per share              $  0.012
           Net income                              $261,622
           Basic earnings per share                $  0.060
           Diluted earnings per share              $  0.013

     Reclassifications

     Certain amounts previously reported in 1998 have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results of the Company for the quarter ended March 31, 1999 and 1998. These results include the operations of GMI and SSI.

     Net sales for the first quarter of 1999 were approximately $2,580,000 compared to net sales for the first quarter of 1998 of approximately $1,796,000. The $784,000 increase is primarily related to an increase of software sales of the Company's event notification and computer aided design products and consulting fees.

     Cost of sales increased in the first quarter of 1999 by $66,000, however the percentage of cost of sales decreased to 29% in the first quarter of 1999 from 38% in 1998. This $66,000 increase is primarily related to increased amounts of software amortization which increase was offset by decreases in parts cost and distribution costs. Software amortization increased in the first quarter of 1999 as a result of increases in capitalized software development costs and purchased technology. Parts costs decreased following an upgrade in the prior year of computer parts. Distribution costs decreased in the first quarter of 1999 due to increases in direct sales. Lastly, software sales, which increased in the first quarter of 1999 have a low cost of sale component. As a result, the gross margin in the first quarter of 1999 was 71% compared to 62% in the first quarter of 1998.

     Selling, general and administrative costs in the first quarter of 1999 were approximately $1,536,000 compared to $756,000 in the first quarter of 1998. The increase of $780,000 is primarily due to an increase in salaries of $422,000. The salary increase is substantially due to an increase in the number of employees due to the acquisition of additional businesses and products. As of March 31, 1999 the Company had 42 employees included in selling, general and administrative compared to 17 such employees one year ago. The remaining portion of the increase, $358,000, is primarily due to increases in travel and related costs of approximately $72,000, marketing and advertising costs of approximately $68,000, depreciation and office rent of approximately $199,000. The increased sales activity is reflected in the increases in travel and entertainment costs, and marketing and advertising cost increases reflects the effort by the Company to facilitate sales. The increase in depreciation expense is the result of increased purchases of furniture and equipment and assets from the newly acquired businesses and the increase in office rent reflects the increased square footage required to accomodate the increase in employees. There was an increase of $19,000 in utility costs due to the additional office space and employee count.

     Research and development costs in the first quarter of 1999 were approximately $349,000 compared to $147,000 in the first quarter of 1998. The increase of $202,000 is primarily due to increases in salaries paid for product research and development. The were 52 employees included in research and development at March 31, 1999 compared to 22 in the prior year.

     Non-operating expenses consisted of interest expense, amortization of debt issue costs and interest income. The increase in amortization is due to the addition of deferred debt costs from the issuance of warrants attached to $500,000 of subordinated short-term debt issued in February 1999. The increase in interest expense is related to an increase in debt which increase occurred in the latter portion of the first quarter of 1999. Interest income decreased primarily due to the one-time sale in March 1998 of certain sales-type leases held by the Company.

Liquidity and Capital Resources

     As of March 31, 1999, the Company had positive working capital of approximately $4,037,000 compared to approximately $2,068,000 as of December 31, 1998. The increase in positive working capital as of March 31, 1999 is primarily due to the issuance of $1,504,000 of Series C convertible preferred stock and approximately $500,000 of common stock which was partially offset by investments in long-term assets.

     Net cash used in operating activities for the first quarter of 1999 was approximately $19,000 compared to a use of cash of approximately $1,206,000 for such activities in the first quarter of 1998. During the first quarter of 1999 operating funds of approximately $510,000 were provided by the net loss prior to depreciation/amortization. Operating funds were also provided by increases in accounts payable and deferred revenue in the approximate amount of $553,000. Operating funds were used by increases in current assets of approximately $1,074,000 which includes an increase in accounts receivable of approximately $717,000.

     Cash used by investing activities in the first quarter of 1999 was approximately $1,009,000 reflects investments of $865,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also purchased approximately $142,000 of additions to machinery and equipment during the first quarter of 1999. In the first quarter of 1998, cash used in investing activities totaled $412,000, which included investments in software development costs of $439,000 and an investment in purchased technology of approximately $700,000 and purchases of property and equipment of approximately $60,000, which was offset by the sale of sales-type leases in the amount of $712,000 and receipt of payment on a note receivable.

     Net cash of approximately $2,625,000 was provided by financing activities in the first quarter of 1999. This is primarily the result of net proceeds from the issuance of $1,504,000 of Series C convertible preferred stock at a per share price of $1,000 and $500,000 from the issuance of approximately 444,000 shares of common stock at a per share price of $1.125. In addition, proceeds were received from the issuance of short-term debt in the amount of $607,000, which was offset by payments of long-term debt in the amount of $50,000. In the first quarter of 1998, the Company raised $488,000 from the issuance of approximately 280,000 shares of common stock at a per share price of $1.90 in connection with a private offering of such securities.

     Presently, the Company believes it has sufficient working capital to pay its current liabilities. In addition to the proceeds received from the issuance of debt and equity discussed above, the Company believes its working capital will improve as the Company's profitability improves. This depends on the Company's ability to collect its accounts receivable and to make sales sufficient to realize the full value of its current inventory. Since the Company has recently achieved gross margins of approximately 71% on its sales, management believes the Company's financial health will improve as additional sales are realized. To that end, the Company has continued to purchase additional inventory in anticipation of additional sales. Nevertheless, the Company can provide no assurance as to its future profitability and access to the capital markets.

     During the three months ended March 31, 1999, the Company's liquidity was increased through the issuance of debt and equity. For the last six months the Company has been negotiating with Mezzanine Capital to allow availability of a working capital line of credit of approximately $1,000,000 as permitted by the loan and security agreement dated June 19, 1997, which was executed in connection with the issuance of $2,000,000 of subordinated debt to Mezzanine Capital. Although these negotiations have been unsuccessful, the Company has received a commitment for $3,000,000 of long-term debt which is subordinate to Mezzanine Capital's debt and a proposal to use a portion of the $3,000,000 to prepay the Mezzanine Capital debt. A working capital line secured by accounts receivable is expected to be established after the occurrence of such prepayment. The Company's operating plan for the year ending December 31, 1999 anticipates a substantial increase in sales over the year ended December 31, 1998 with a commensurate increase in earnings. The projected increase in sales is based on an increase in sales of the Company's traditional products and an increase in sales resulting from the Company's acquisitions during 1998. As a result this operating plan projects an increase in liquidity from sales and earnings and from access to capital markets to exceed the Company's anticipated investment in long-term assets. While the Company believes in the viability of its operating plan and currently anticipates that it will continue to have access to capital markets, there can be no assurances to that effect.

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

     The amount of remediation work required to address year 2000 problems is not expected to be extensive. The Company has tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendors' responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1999. Therefore, the Company will be required to modify some of its existing software applications in order for its internal computer systems to function properly in the year 2000 and thereafter. The Company estimates that it will complete its year 2000 compliance program for all of its significant internal systems no later than July 1, 1999. The Company also has had informal discussions with its major suppliers and customers regarding their efforts to address the year 2000 problem. These actions are intended to help mitigate the possible external impact of the year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     Costs. Because essentially all of the Company's products and internal systems were created in the last few years, such products and internal systems were designed to avoid the year 2000 problem. As a result, the total cost for resolving the Company's year 2000 issues is expected to be less than $10,000, a negligible amount of which has been spent through March 31, 1999. The total cost estimate includes the cost of replacing or upgrading non-compliant systems that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues. Estimates of year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

Recent Developments

Acquisition of Breece Hill Technologies, Inc.

     On April 14, 1999, the Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock (the "Outstanding Shares") of Breece Hill Technologies, Inc. ("BHT") in connection with the merger of BHT Acquisition, Inc., a wholly owned subsidiary of GMI, with and into BHT. BHT was the surviving corporation and is now a wholly owned subsidiary of GMI.

     In exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 4,500,000 shares of the Company's common stock and the right to receive an earn out payment based in part on the sales of BHT immediately following the merger. This earn out payment will be made, if at all, in the form of the Company's common stock and cash.

     BHT is a supplier of automated tape libraries used to backup, restore and archive information stored in networks on servers, PCs and workstations, and stored via on-line data storage subsystems. BHT had a net loss of approximately $8,000,000 on sales of approximately $35,000,000 in the year 1998 and a net profit of approximately $135,000 on sales of approximately $9,200,000 for the quarter ended March 31, 1999.

Issuance of Convertible Note

     On May 7, 1999, the Company issued convertible notes payable to two accredited investors in the aggregate principal amount of $167,372. The notes are convertible into common stock at $1.25 per share and bear interest at the rate of 6% per annum. The notes are subordinate to current and future debt issued by the Company. The notes are due on November 7, 1999.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2. CHANGES IN SECURITIES

     In March 1999, the Company began a private placement of 1,325,000 shares of common stock at a purchase price of $1.125 per share and had issued 444,000 of such shares as of March 31, 1999. The Company completed this private placement on May 12, 1999. A total of 1,325,000 shares were sold for total gross proceeds of $1,490,625. Aethlon Capital acted as the placement agent. The Company will pay the placement agent a cash commission equal to 10% of the gross proceeds and will reimburse the agent for out-of-pocket expenses incurred in connection with the offering. The Company also will issue to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering, which warrant will have an exercise price of $1.125 per share. The shares of common stock issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     As of March 31, 1999, the Company had issued 444,000 of such shares for total gross proceeds of $499,500. The commission payable to the placement agent with respect to shares sold in the first quarter of 1999 totaled $49,950. The placement agent also was entitled to receive a warrant to purchase 44,400 shares of common stock at an exercise price of $1.125 per share in connection with the shares sold in such quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          18--Preferability Letter

          27--Financial Data Schedule

          99--Cautionary Statement

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K relating to the acquisition of Breece Hill Technologies, Inc. by a subsidiary of the Company. The report was filed on April 29, 1999. No financial statements were filed with such report; however, pro forma financial statements relating to the acquisition will be filed as an amendment to such report on or before June 28, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL MAINTECH CORPORATION


May 17, 1999                           By: /s/ James Geiser
                                          ------------------------------------
                                          James Geiser
                                          Chief Financial and Chief
                                          Accounting Officer

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 17, 1999                           By: /s/ David McCaffrey
                                          ------------------------------------
                                          David McCaffrey
                                          Chief Executive Officer