Form 10QSB
period 1999-06-30
GLOBAL MAINTECH CORP
filed 1999-08-16
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 1999


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

                           Yes   X      No______
                              -------

                ______________________________________________


On August 4, 1999 there were 20,191,843 shares of the Registrant's no par value common stock outstanding.

Transitional small business issuer format: No

                        SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the statements are caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999.

     ---------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION
     ---------------------------------------------------------------------------
     ITEM 1. FINANCIAL STATEMENTS
                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                                               June 30,            December 31,
                                                                                 1999                 1998
                                                                          -----------------     -----------------
      CURRENT ASSETS
          Cash and cash equivalents                                       $       1,577,779     $         664,066
          Accounts receivable, less allowance for
              doubtful accounts of $950,000 and $300,000, respectively            8,429,956             2,283,578
          Other receivables                                                         223,430               147,466
          Inventories                                                             3,305,846               861,418
          Prepaid expenses and other                                                407,255                80,094
          Deferred debt issue costs                                                  67,044                     -
          Current portion of investment in
            sales-type leases                                                             -                20,776
                                                                          -----------------     -----------------
              Total current assets                                               14,011,310             4,057,398

      Property and equipment, net                                                 1,678,550             1,042,432
      Leased equipment                                                              143,965               124,658
      Software development costs, net                                             3,308,462             2,273,834
      Purchased technology and other intangibles, net                            18,661,680             1,419,008
      Net investment in sales-type leases,
            net of current portion                                                        -                22,410
      Other assets, net                                                             426,448               193,191
                                                                          -----------------     -----------------

                      TOTAL ASSETS                                        $      38,230,415     $       9,132,931
                                                                          =================     =================

The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         June 30,           December 31,
                                                                                          1999                 1998
                                                                                    -----------------     ----------------
CURRENT LIABILITIES
    Accounts payable                                                                $       5,699,882     $        867,120
    Current portion of  notes payable                                                       6,951,502              395,680
    Convertible subordinated debentures                                                             0              200,000
    Accrued liabilities compensation and payroll taxes                                      2,238,118              267,581
    Other                                                                                     144,724               31,049
    Deferred revenue                                                                          386,999              228,231
                                                                                    -----------------     ----------------

           Total current liabilities                                                       15,421,225            1,989,661
                                                                                    -----------------     ----------------

    Subordinated notes payable, less current portion                                        6,283,430            1,700,000

    Minority interest                                                                       1,000,000                -
                                                                                    -----------------     ----------------
           Total liabilities                                                               22,704,655            3,689,661

STOCKHOLDERS' EQUITY

   Voting, convertible preferred stock - Series A, convertible into one common stock share for each preferred share, no par value; 887,980 shares authorized; 129,176 shares in 1999 and in 1998 issued and outstanding;
        total liquidation
        preference of outstanding shares-$242,200                                   $          60,584     $         60,584
   Voting, convertible preferred stock - Series B, convertible on or before September 23, 2001 based on price of common stock; conversion price not to exceed $2.50 per share or be less than $0.75; dividend of
        8% payable in cash or common stock of Company; no par value; 615,385 shares authorized; 335,961 shares issued and outstanding; total liquidation preference
        of outstanding shares-$2,183,769                                                    2,183,769            2,183,769
   Voting, convertible preferred stock - Series C, convertible on or before March 31, 2002 based on price of common stock; conversion price not to exceed $2.50 per share; dividend of 8% payable in cash or common stock of Company; no par value; 1,675 shares authorized; 1,675 shares in
        1999 and none in 1998 issued and outstanding; total
        liquidation preference of outstanding shares-$1,675,000                             1,504,000                -
   Common stock, no par value; 48,496,635 shares authorized;
        20,191,843 shares in 1999 and 18,409,397 shares in 1998
        issued and outstanding                                                                  -                    -
    Additional paid-in-capital                                                             18,183,710            7,362,796
    Notes receivable-officers                                                                (294,500)            (294,500)
    Accumulated deficit                                                                    (6,111,803)          (3,869,379)
                                                                                    -----------------     ----------------
           Total stockholders' equity                                                      15,525,760            5,443,270
                                                                                    -----------------     ----------------
                                                                                    $      38,230,415     $      9,132,931
                                                                                    =================     ================

The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                         -----------------   -----------------    -----------------  --------------
                                                                1999                1998                 1999               1998
                                                         -----------------   -----------------    -----------------  ---------------
Net sales
    Systems                                              $     11,566,633    $      1,439,433     $     13,083,224   $     2,878,177
    Maintenance, consulting and other                           1,182,790             237,424            2,246,416           595,081
                                                           ---------------     ---------------      ---------------     ------------
                  Total net sales                              12,749,423           1,676,857           15,329,639         3,473,259

Cost of sales
    Systems                                                     7,851,863             334,727            8,053,148           818,025
    Maintenance, consulting and other                             693,788             231,735            1,243,084           432,909
                                                           ---------------     ---------------      --------------      ------------
                  Total cost of sales                           8,545,651             566,462            9,296,232         1,250,935
                                                           ---------------     ---------------      ---------------     ------------

                  Gross profit                                  4,203,772           1,110,395            6,033,407         2,222,324

Operating expenses
    Selling, general and administrative                         4,812,236             843,515            6,348,699         1,599,684
    Research and development                                      572,491             126,199              921,870           273,521
                                                           ---------------     ---------------      ---------------     ------------
                   Income (loss) from operations               (1,180,955)            140,681           (1,237,162)          349,119

Other income (expense):
    Interest expense                                            (353,546)            (72,567)            (432,053)         (146,666)
    Interest income                                                2,022               9,918                3,549           123,788
    Amortization of deferred debt costs                         (421,687)            (11,073)            (562,690)          (22,147)
                                                           ---------------     ---------------      ---------------     ------------
                   Total other income (expense), net            (773,211)            (73,722)            (991,194)          (45,025)
                                                           ---------------     ---------------      ---------------     ------------

    Income (loss) before cumulative effect of change
      in accounting principle                                 (1,954,166)             66,959           (2,228,356)          304,094

Cumulative effect of change to straight-line depreciation              -                   -               99,607                 -
                                                           ---------------     ---------------      ---------------     ------------
                     Net income (loss)                   $    (1,890,463)    $         66,959     $    (2,128,749)   $      304,094
                                                           ===============     ===============      ===============     ============
Accrual of cumulative dividends on
Convertible preferred stock                                      (70,000)                   -            (113,675)                -
                                                           ---------------     ---------------      ---------------     ------------

Net income (loss) attributable
  to common stockholders                                 $    (2,024,166)    $         66,959     $    (2,242,424)   $      304,094
                                                           ===============     ===============      ===============     ============
Basic earnings per common share:
    Net income (loss) before cumulative effect of
        change in accounting principle                   $        (0.097)    $          0.004     $        (0.122)   $        0.018
    Cumulative effect of change in accounting principle                -                    -               0.005                 -
                                                           ---------------     ---------------      ---------------     ------------
    Net income (loss)                                    $        (0.097)    $          0.004     $        (0.117)   $        0.018
                                                           ===============     ===============      ===============     ============
Diluted income(loss) per common share:
    Net income (loss) before cumulative effect of
        change in accounting principle                   $        (0.097)    $          0.003     $        (0.125)   $        0.015
    Cumulative effect of change in accounting principle                -                    -               0.005                 -
                                                           ---------------     ---------------      ---------------     ------------
    Net income (loss)                                    $        (0.097)    $          0.003     $        (0.120)   $        0.015
                                                           ===============     ===============      ===============     ============
Shares used in calculations:
  Basic                                                       20,187,639           17,328,065          18,635,284        17,137,029
  Diluted                                                     20,187,639           20,396,641          18,635,284        20,271,924

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      1999           1998
                                                                  -----------    -----------
Cash flows from operating activities:

    Net income (loss)                                             $(2,128,749)   $   304,094
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                               3,370,254        590,006

        Changes in operating assets and liabilities:
             Accounts receivable                                   (2,635,974)    (1,130,865)
             Other receivables                                        (59,315)      (124,335)
             Inventories                                               55,592       (585,632)
             Prepaid expenses and other                              (132,408)       (31,208)
             Accounts payable                                      (3,306,233)       286,115
             Accrued liabilities                                     (384,705)       100,757
             Deferred revenue                                         158,768         (9,708)

                                                                  -----------    -----------
                  Cash used by operating activities                (5,062,771)      (600,777)
                                                                  -----------    -----------

Cash flows from investing activities:
    Cash received from sales-type leases                               43,186        712,332
    Purchase of property and equipment                               (349,736)      (126,112)
    Reduction(increase) in leased equipment                              --           35,858
    Investment in software development costs                       (1,783,626)    (1,146,856)
    Cash acquired in acquistions                                      580,150           --
    Investment in other assets                                        (11,711)      (773,046)
    Investment in note receivable                                        --          (50,000)

                                                                  -----------    -----------
                  Cash used by investing activities                (1,521,737)    (1,347,824)
                                                                  -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock                       1,504,000           --
    Proceeds from issuance of common stock                          1,579,492        697,518
    Proceeds of short-term notes payable                            1,764,729           --
    Payments of long-term notes payable                             2,650,000        (50,000)

                                                                  -----------    -----------
               Cash provided by financing activities                7,498,221        647,519
                                                                  -----------    -----------


               Net increase (decrease) in cash                        913,713     (1,301,082)

               Cash and cash equivalents at beginning of period       664,066      1,726,889
                                                                  -----------    -----------

               Cash and cash equivalents at end of period         $ 1,577,779    $   425,807
                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated statements.


                          GLOBAL MAINTECH CORPORATION

            FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     General

     The Company, through its wholly owned subsidiaries, Global MAINTECH, Inc. ("GMI"), Breece Hill Technologies, Inc. ("BHT"), and SinglePoint Systems, Inc. ("SSI"), is engaged in the business of providing systems and network management products and tape library storage devices to computer data centers, primarily in the United States.

     The Company has expanded through internal development and acquisitions. SSI was acquired in November 1998 and BHT was acquired effective on April 1, 1999. The network monitoring products were developed during 1998 and were made available for sale in January 1999. In addition, in February 1998 the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated, a Minnesota corporation ("IGI"). The Company uses such software and assets to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms.

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

     The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings per share are as follows:

                                         Three Months Ended            Six Months Ended
                                     June 30,1999  June 30, 1998  June 30, 1999  June 30, 1998
Basic Earnings (Loss) Per Share
Weighted average shares               20,187,639     17,328,065     18,635,284     17,137,029

Diluted Earnings (Loss) Per Share
Weighted average shares               20,187,639     17,328,065     18,635,284     17,137,029
Stock options and Warrants                  --        2,835,135           --        2,901,454
Conversion of preferred stock               --          233,441           --          233,441
                                     --------------------------------------------------------

Total dilutive shares                 20,187,639     20,396,641     18,635,284     20,271,924
                                     ========================================================

                          GLOBAL MAINTECH CORPORATION

            FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     Purchased Technology and Other Intangibles

     The Company has recorded the excess of purchase price over net tangible assets as purchased technology and other intangibles based on the fair value of such items at the date of purchase. These assets are amortized over their estimated economic lives using the straight-line method. Recorded amounts are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

     The Company has allocated the excess of purchase price over net tangible assets to purchased technology, assembled workforce, distribution agreements, OEM agreements and trade names. The amortization periods for these categories vary from 2 to 7 years and average approximately 5 years. For a substantial portion of these assets the Company employed an independent valuation firm to determine the allocation of excess purchase price and the appropriate amortization periods.

     Purchased technology and other intangibles at June 30, 1999 includes $15,023,030 of assets as a result of the acquisition of BHT and $3,300,000 of assets as a result of payment of contingent consideration related to the acquisition of IGI (both discussed under "Acquisitions").

     Deferred Debt Issue Costs

     The deferred debt issue costs include a valuation for the issuance of warrants to purchase 400,000 shares of common stock attached to a subordinated short-term promissory note issued in February 1999.

     Common Stock Issuance

     In March 1999, the Company began a private placement of 1,325,000 shares of common stock at a purchase price of $1.125 per share and had issued 444,000 of such shares as of March 31, 1999. The Company completed this private placement on May 12, 1999. A total of 1, 325,000 shares were sold for total gross proceeds of $1,490,625. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering, which warrant will have an exercise price of $1.125 per share. The securities issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

     The cumulative effect of this accounting change was to decrease the net loss by $99,607 ($0.005 per share) in the six months ended June 30, 1999.

     Reclassifications

     Certain amounts previously reported in 1998 have been reclassified to conform to the 1999 presentation.

     Acquisitions

     On April 14, 1999, the Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock (the "Outstanding Shares") of Breece Hill Technologies, Inc. ("BHT") in connection with the merger of BHT Acquisition, Inc., a wholly owned subsidiary of GMI, with and into BHT. BHT was the surviving corporation and is now a wholly owned subsidiary of GMI. The Company recorded this acquisition using the purchase method of accounting.

     In exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 4,500,000 shares of the Company's common stock and the right to receive an earn out payment based in part on the sales of BHT over the twelve months following the acquisition. This earn out payment will be made, if at all, in the form of the Company's common stock in the maximum amount of 5,500,000 shares, a portion of the fair market of which may be satisfied with cash. Subsequent to the date of acquisition, the BHT subsidiary issued 400,000 shares of Preferred Stock Series B to Hambrecht & Quist Guaranty Fund LLP in exchange for a reduction of debt secured by certain assets of BHT in the amount of $1,000,000. The Preferred Stock has a monthly dividend of $10,000 payable in cash or common stock of Global MAINTECH Corporation and is convertible at the option of the holder into common stock of Global MAINTECH Corporation. The Company has recorded this Preferred Stock as a minority interest in BHT.

     BHT is a supplier of automated tape libraries used to backup, restore and archive information stored in networks on servers, PCs and workstations, and stored via on-line data storage subsystems.

     The Company engaged an independent valuation firm to determine the fair value of the assets purchased. The total valuation in excess of the book value acquired was $15,517,030 and is comprised of the fair value of warrants issued using a Black-Scholes valuation model in the amount of $7,630,544, and liabilities assumed in excess of assets in the amount of $7,886,486. The Company assigned $494,000 of the $15,517,030 valuation to inventory which was expensed as a cost of sale in the fiscal quarter ended June 30, 1999. The remaining portion of this valuation of $15,023,030 was assigned to purchased technology in the following components:

                                         Amount    Amortization
                                        (000's)    period (yrs.)
                                        -------    -------------

     Technology                         $ 4,958          7
     Assembled workforce                  1,653          3
     Distribution Agreements              5,709          7
     IBM OEM Agreement                    1,803          2
     Trade Name                             900          7
                                        -------
                             Total      $15,023

The Company recorded amortization expenses of approximately $850,000 in the fiscal quarter ended June 30, 1999.

     The unaudited pro forma combined historical results, as if BHT had been acquired as of January 1, 1998, are estimated to be:

                                             Six months        Six months
                                                ended             ended
          (000's, except per share data)    June 30, 1998     June 30, 1999
          ------------------------------------------------------------------

          Revenue                              $  23,084       $  24,547
          Net loss                             $  (2,825)      $  (2,879)
          Net loss per common share            $  (0.171)      $  (0.154)

The pro forma results include amortization of the intangibles presented above and interest expense on debt assumed issued to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     In June 1999 the Company settled the amount of contingent consideration related to certain software assets purchased from Infinite Graphics, Inc. pursuant to an acquisition agreement dated February 1998. In addition to the initial cash paid in 1998 of $700,000, the contract provided for additional contingent consideration based on certain operating results in the amount of $3,300,000. As operating results met the criteria related to the contingent consideration, the full contingent amount was fulfilled. The Company paid this amount by an assignment of accounts receivable in the amount of $1,435,481, the issuance $864,519 of common stock, and by the granting of $1,000,000 of minority interest in the net proceeds of this asset group. The additional consideration was recorded as additional purchased technology and other intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Operating results by segment are as follows:

          Segment Second Quarter Comparison

                                              Amount          Inc (Dec)            % of Revenue
                     (000's)              1999       1998    $             %       1999    1998
                                      ----------------------------------------------------------
Revenue

Monitoring Products                      2,699      1,677      1,022      60.9%    21.2%   100.0%
Tape Library Storage Products           10,050       --       10,050       N/A     78.8%    --
                                      ----------------------------------------------------------
                               Total    12,749      1,677     11,072     660.2%   100.0%   100.0%

Income (loss) from operations
Monitoring Products                       (581)       141       (722)   (512.1%)   (4.6%)    8.4%
Tape Library Storage Products             (600)      --         (600)      N/A      4.7%    --
                                      ----------------------------------------------------------
Total                                   (1,181)       141     (1,322)      N/A     (9.3%)    8.4%


                Segment Year-to-date June 30 Comparison

                                              Amount          Inc (Dec)            % of Revenue
                     (000's)              1999       1998    $             %       1999    1998
                                      ----------------------------------------------------------
Revenue

Monitoring Products                      5,280      3,473      1,807      52.0%    34.4%   100.0%
Tape Library Storage Products           10,050       --       10,050     100.0%    65.6%    --
                                      ----------------------------------------------------------
                               Total    15,330      3,473     11,857     341.4%   100.0%   100.0%

Income (loss) from operations
Monitoring Products                       (637)       349       (986)   (282.5%)   (4.2%)   10.0%
Tape Library Storage Products             (600)      --         (600)      N/A     (3.9%)   --
                                      ----------------------------------------------------------
                     Total              (1,237)       349     (1,586)      N/A     (8.1%)   10.0%

     The consolidated financial statements that accompany this discussion show the operating results of the Company for the quarters ended June 30, 1999 and 1998. These results include the operations of GMI, BHT and SSI.

     Net Sales for the second quarter ended June 30, 1999 were approximately $12,749,000 compared to sales for the second quarter of 1998 of approximately $1,677,000. Sales for the six months ended June 30, 1999 were approximately $15,330,000 compared to $3,473,000 in the same six month period of 1998. The approximate $11,100,000 increase for the second quarter and the approximate $11,900,000 increase for the six months ended June 30, 1999 is primarily related to an increase of approximately $10,000,000 in product sales of BHT, which was acquired at the beginning of the second quarter. The remaining increases of $1,100,000 for the second quarter and $1,900,000 for the six months ended June 30, 1999 are primarily due to sales from new products and products acquired in the latter part of 1998 fiscal year.

     Cost of sales increased in the second quarter ended June 30, 1999 to 67% from 34% in the second quarter of 1998 and increased for the six months ended June 30, 1999 to 61% from 36% in the six months ended June 30, 1998. Excluding the newly acquired tape library business, BHT, cost of sales decreased to 30% in both the second quarter ended June 30, 1999 and for the six months ended June 30, 1999. Excluding one-time non-cash charges related to the BHT acquisition, the BHT cost of sales was 27% which reflects the typical equipment and labor assembly costs of the tape library business. The decrease in cost of sales from the non-BHT business segment reflects the increase in software sales over the prior three and six month periods. The decrease in cost of sales percentage in 1999 is in spite of an increase in software amortization in 1999 of approximately $380,000 and $680,000 for the three and six month periods ended June 30, 1999.

     Selling, general and administrative expenses in the second quarter of 1999 were approximately $4,812,000 compared to $844,000. For the six month period ended June 30, 1999 these expenses were approximately $6,634,000 compared to $1,600,000 in the same period in 1998. Excluding BHT's selling, general and administrative expenses of approximately $2,800,000 in the second quarter of 1999, which includes approximately $850,000 of purchase cost amortization, these increases would have been approximately $1,168,000 and $1,949,000, for the three and six month periods ended June 30, 1999, respectively. The increases in both the three and six month periods are primarily due to increases in salaries and advertising and secondarily to increases in travel and meals, depreciation and rent expenses. The increases are substantially due to increases in the product areas generating increases in sales. The Company has increased the number of employees in these product areas including sales, support and development and increased advertising and marketing to promote these products. The increase in travel expenses is related to increased sales activity. Depreciation and rent expenses increased due to the additional employees and additional equipment for these employees.

     Research and development costs in the second quarter of 1999 were approximately $572,000 compared to $126,000 in the second quarter of 1998, one year ago. For the six month period ended June 30, 1999 research and development costs were approximately $922,000 compared to $274,000 in the same period in the prior year. The increases of $446,000 in the second quarter and $648,000 for the six months ended June 30, 1999 are primarily due to the monitoring products business segment and are due to increased salary expenses relating to additional employees in this expense category.

     Non-operating expenses include interest expense, amortization of capitalized debt issuance costs and interest income. The increase in amortization is due to the addition of deferred debt costs from the issuance of warrants attached to $500,000 of subordinated short-term debt issued in February 1999. Interest expense increased $281,000 and $285,000 in the three and six months ended June 30, 1999, respectively. The majority of the increase in both periods is due to interest expense in the BHT subsidiary in the amount of $227,000. BHT has a line of credit to finance accounts receivable and inventory and subordinated debt in the amount of $2.7 million. The remainder of the increase is related to an increase in debt issued by the Company, a portion of which was issued in connection with the acquisition of BHT.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had negative working capital of approximately $1,410,000 compared to positive working capital of approximately $2,068,000 as of December 31, 1998. The decrease in positive working capital as of June 30, 1999 is due to the acquisition of BHT which has post-acquisition negative working capital of approximately $1,600,000 and the completion in May 1999 of the acquisition of the software licenses purchased from Infinite Graphics, Inc. under a contract issued on February 27, 1998 which was satisfied with the assignment of accounts receivable of approximately $1,435,000 which was partially offset by common stock and long-term debt issued by the Company.

     Net cash used in operating activities for the six months ended June 30, 1999 was approximately $5,063,000. During this six month period of 1999 operating funds of approximately $1,242,000 were provided by the net earnings prior to depreciation/amortization. Operating funds were also provided by an increase in deferred revenue in the approximate amount of $159,000. Operating funds were used by increases in current assets of approximately $2,771,000, which includes an increase in accounts receivable of approximately $2,636,000, and a decrease in accounts payable and accrued liabilities of approximately $3,690,000.

     Cash used by investing activities for the six months ended June 30, 1999 was approximately $1,552,000 and included investments of $1,784,000 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The majority of the increase in capitalized software costs reflects purchased technology from acquisitions. The Company also purchased approximately $350,000 of additions to machinery and equipment during the first six months of 1999 and acquired $580,000 of cash as a result of its acquisitions. In the first six months of 1998, cash used in investing activities totaled $1,348,000, which included investments in software development costs of $1,147,000 and purchases of property and equipment of approximately $126,000, which was partially offset by the sale of sales-type leases in the amount of $712,000 and an investment in a note receivable.

     Net cash of approximately $7,500,000 was provided by financing activities in the first six months of 1999. This is primarily the result of net proceeds from the issuance of $1,504,000 of Series C convertible preferred stock at a per share price of $1,000 and approximately $1,500,000 from the issuance of approximately 1,326,000 shares of common stock at a per share price of $1.125. In addition, proceeds were received from the issuance of short-term debt collaterialized by accounts receivable and inventory in the amount of approximately $1,765,000 and the issuance of long-term debt in the amount of $2,650,000 secured by long-term assets. In the first six months of 1998, the Company raised $488,000 from the issuance of approximately 280,000 shares of common stock at a per share price of $1.90 in connection with a private offering of such securities.

     Presently, the Company believes its negative working capital can be corrected with continued earnings measured before depreciation and amortization and from the lines of credit collaterialized by accounts receivable and inventory. This depends on the Company's ability to collect its accounts receivable and to make sales sufficient to realize the full value of its current inventory. The recent gross margins of the Company have matched the Company's expectations and the Company believes these gross margin levels will continue. To that end, the Company has continued to purchase additional inventory in anticipation of additional sales. In addition, the Company believes it will be able to raise proceeds from the issuance of additional equity. Nevertheless, the Company can provide no assurance as to its future profitability and access to the capital markets.

         During the six months ended June 30, 1999, the Company has used its enhanced liquidity from its acquisition of BHT and has obtained a working capital line of credits, exclusive of its BHT subsidiary which also has a working capital line of credit. The Company's operating plan for the year ending December 31, 1999 anticipates a continued increase in sales over the year ended December 31, 1998, exclusive of the increase resulting from its BHT acquisition, with a commensurate increase in earnings. The projected increase in sales is based on an increase in sales of the Company's traditional products and an increase in sales resulting from the Company's acquisitions during 1998. As a result this operating plan projects the increase in liquidity from sales and earnings and from access to capital markets to exceed the Company's anticipated investment in long-term assets. While the Company believes in the viability of its operating plan and currently anticipates that it will continue to have access to capital markets, there can be no assurances to that effect.


Year 2000 Issue

     Background. Many currently installed computer systems and software are
     ----------
coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with year 2000 requirements. The potential global impact of the year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

     State of Readiness. The Company has analyzed the potential effect of the
     ------------------
year 2000 issue on both the system software included in the Company's products and its internal systems (e.g., word processing and billing software), including its information technology ("IT") and non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company is currently in the validation phase of this program with respect to software purchased or licensed from software vendors by the Company and used internally and has completed the validation phase of this program with respect to its own products.

     The amount of additional remediation work required to address year 2000 problems is not expected to be extensive. The Company tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendors' responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1999. Therefore, the Company will be required to modify some of its existing software applications in order for its internal computer systems to function properly in the year 2000 and thereafter. The Company believes that it has completed its year 2000 compliance program for all of its significant internal systems as of the date of this report. Nevertheless, the Company will continue to test its internal systems to determine such systems are year 2000 compliant. The Company also has had informal discussions with its major suppliers and customers regarding their efforts to address the year 2000 problem. These actions were intended to help mitigate the possible external impact of the year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     Costs. Because essentially all of the Company's products and internal
     -----
systems were created in the last few years, such products and internal systems were designed to avoid the year 2000 problem. As a result, the total cost incurred for resolving the Company's year 2000 issues is believed to be less than $20,000, all of which has been incurred prior to July 31, 1999. No additional costs are expected. The total cost estimate includes the cost of replacing or upgrading non-compliant systems that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues. Estimates of final year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     Contingency. The Company has not yet developed a contingency plan to
     -----------
provide for continuity of processing in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of the validation phase of all of its systems and any additional results from surveys of its major suppliers and customers with respect to their year 2000 compliance.

     Risk. Based on its assessments to date, the Company believes it will not
     ----
experience any material disruption as a result of year 2000 problems with respect to its products and the third-party systems it uses for its internal functions, and, in any event, the Company does not anticipate the year 2000 issues it will encounter will be significantly different than those encountered by other computer hardware and software manufacturers, including its competitors. For example, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total year 2000 transition without any material effect on the Company's results of operations or financial condition.

Recent Developments

On August 6, 1999, the Company rescheduled the principal payment of $250,000 of a $500,000 note payable to Andersen, Weinroth which was due on July 31, 1999. This payment is now due on September 30, 1999.

--------------------------------------------------------------------------------
                           PART II OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES

         In March 1999, the Company began a private placement of 1,325,000 shares of common stock at a purchase price of $1.125 per share. The Company completed this private placement on May 12, 1999. A total of 1, 325,000 shares were sold for total gross proceeds of $1,490,625. The shares were offered and sold only to accredited investors. Aethlon Capital acted as the placement agent. The Company will pay the placement agent a cash commission equal to 10% of the gross proceeds and will reimburse the agent for out-of-pocket expenses incurred in connection with the offering. The Company also will issue to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering, which warrant will have an exercise price of $1.125 per share. The securities issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

         On May 7, 1999, the Company issued convertible notes payable to two accredited investors in the aggregate principal amount of $167,372. The notes are convertible into common stock at $1.25 per share and bear interest at the rate of 6% per annum. The notes are subordinate to current and future debt issued by the Company. The notes are due on November 7, 1999. The notes were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The annual meeting of shareholders was held on May 27, 1999. The Company solicited proxies and filed its definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A. The only matters voted upon at the meeting were the election of directors, the ratification of the Company's accountants and approval of the Company's 1999 Stock Option Plan. All items presented to shareholders were passed.

     B. The shareholders re-elected Messrs. McCaffery, Donaldson, Haugo, Clarey and Pihl to serve on the board of directors for a term expiring on the next regular meeting and until their successors are elected and qualified.

     C. The shareholders ratified the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending December 31, 1999 and approved the Company's 1999 Stock Option Plan. There were 17,045,618 shares represented at the annual meeting of a total of 20,307,890 entitled to vote. Of the shares represented, each of the Directors received 16,901,076 votes for re-election. Of the shares represented, the votes for the ratification of KPMG Peat Marwick LLP as independent auditors was 16,939,627 for, 35,248 against and 70,743 abstained. Of the shares represented, the votes for the ratification of the 1999 Stock Option Plan were 9,383,325 for, 2,908,093 against and 292,499 abstained.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           27--Financial Data Schedule

           99--Cautionary Statement

     (b)   Reports on Form 8-K

     The Company filed Current Report on April 29, 1999 on Form 8-K reporting the acquisition of Breece Hill Technologies, Inc. by a subsidiary of the Company. The report was amended on June 28, 1999 and again on August 9, 1999 to include additional financial information regarding BHT and the Company.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GLOBAL MAINTECH CORPORATION


August 16, 1999                 By: /s/ James Geiser
                                    -----------------------------------------
                                    James Geiser
                                    Chief Financial and Chief Accounting Officer

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 16, 1999                     By: /s/ David McCaffrey
                                    -----------------------------------------
                                    David McCaffrey
                                    Chief Executive Officer