Form 10QSB
period 1999-09-30
GLOBAL MAINTECH CORP
filed 1999-11-22
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1999



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

                                Yes _X_   No ___


                 ----------------------------------------------


On November 15, 1999 there were 4,823,187 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the statements are caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                         September 30,  December 31,
                                                             1999           1998
                                                          -----------   -----------
CURRENT ASSETS
    Cash and cash equivalents                             $   754,128   $   664,066
    Accounts receivable, less allowance for doubtful
        accounts of $760,000 and $300,000, respectively     8,247,561     2,283,578
    Other receivables                                         241,119       147,466
    Inventories                                             4,794,313       861,418
    Prepaid expenses and other                                570,495        80,094
    Current portion deferred debt issue costs                  75,790          --
    Current portion of investment in
      sales-type leases                                          --          20,776
                                                          -----------   -----------
        Total current assets                               14,683,406     4,057,398

Property and equipment, net                                 1,647,452     1,042,432
Leased equipment                                              132,026       124,658
Software development costs, net                             3,397,610     2,273,834
Purchased technology and other intangibles, net            21,989,322     1,419,008
Net investment in sales-type leases,
      net of current portion                                     --          22,410
Other assets, net                                             449,874       193,191
                                                          -----------   -----------

                                 TOTAL ASSETS             $42,299,690   $ 9,132,931
                                                          ===========   ===========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  September 30,   December 31,
                                                                                      1999            1998
                                                                                  ------------    ------------
CURRENT LIABILITIES
    Accounts payable                                                              $  6,068,545    $    867,120
    Current portion of  notes payable                                                7,152,730         395,680
    Convertible subordinated debentures                                                      -         200,000
    Accrued liabilities compensation and payroll taxes                               4,828,444         267,581
    Other                                                                              291,878          31,049
    Deferred revenue                                                                   660,880         228,231
                                                                                  ------------    ------------

           Total current liabilities                                                19,002,477       1,989,661
                                                                                  ------------    ------------

    Subordinated notes payable, less current portion                                 5,595,118       1,700,000

    Minority interest                                                                1,000,000            --
                                                                                  ------------    ------------
           Total liabilities                                                        25,597,595       3,689,661

STOCKHOLDERS' EQUITY

   Voting, convertible preferred stock - Series A, convertible into one common stock share for each five preferred shares, no par value; 887,980 shares authorized; 129,176 shares in 1999 and in 1998 issued and outstanding;
        total liquidation preference of outstanding shares-$242,200               $     60,584    $     60,584
   Voting, convertible preferred stock - Series B, convertible on or before September 23, 2001 based on price of common stock; conversion price not to exceed $12.50 per share or be less than $3.75; dividend of
        8% payable in cash or common stock of Company; no par value; 123,077 shares authorized; 51,792 shares issued and outstanding; total
        liquidation preference of outstanding shares-$1,683,269                      1,683,269       2,183,769
   Non-voting, convertible preferred stock - Series C, convertible on or before March 31, 2002 based on price of common stock; conversion price not to exceed $12.50 per share; dividend of 8% payable in cash or common stock of Company; no par value; 1,675 shares authorized; 1,675 shares in 1999 and none in 1998 issued and outstanding; total
        liquidation preference of outstanding shares-$1,675,000                      1,504,000            --
    Common stock, no par value; 9,698,992 shares authorized;
        4,821,187 shares in 1999 and 3,681,879 shares in 1998
        issued and outstanding                                                            --              --
    Additional paid-in-capital                                                      25,305,133       7,362,796
    Notes receivable-officers                                                         (294,500)       (294,500)
    Accumulated deficit                                                            (11,556,391)     (3,869,379)
                                                                                  ------------    ------------

           Total stockholders' equity                                               16,702,095       5,443,270
                                                                                  ------------    ------------

                                                                                  $ 42,299,690    $  9,132,931
                                                                                  ============    ============

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                            ------------    ------------    ------------    ------------
                                                                1999            1998            1999           1998
                                                            ------------    ------------    ------------    ------------
Net sales
    Systems                                                 $  9,590,368    $  1,378,093    $ 22,673,592    $  4,325,499
    Maintenance, consulting and other                            975,355         280,517       3,221,771         806,369
                                                            ------------    ------------    ------------    ------------
                  Total net sales                             10,565,723       1,658,610      25,895,363       5,131,868

Cost of sales
    Systems                                                    6,364,442         243,386      14,417,590       1,117,380
    Maintenance, consulting and other                            649,351         275,624       1,892,435         652,564
                                                            ------------    ------------    ------------    ------------
                  Total cost of sales                          7,013,793         519,010      16,310,025       1,769,944
                                                            ------------    ------------    ------------    ------------
                  Gross profit                                 3,551,930       1,139,600       9,585,338       3,361,924

Operating expenses
    Selling, general and administrative                        7,356,497         838,494      13,717,752       2,440,027
    Research and development                                     331,278         212,463       1,240,593         485,984
                                                            ------------    ------------    ------------    ------------
                   Income (loss) from operations              (4,135,845)         88,643      (5,373,007)        435,913

Other income (expense):
    Interest expense                                            (392,108)        (68,591)       (824,160)       (215,257)
    Interest income                                                5,263             607           8,811         124,395
    Amortization of deferred debt costs                         (341,524)        (11,073)       (904,214)        (33,220)
    Other expenses                                              (451,200)           --          (451,200)           --
                                                            ------------    ------------    ------------    ------------
                   Total other income (expense), net          (1,179,569)        (79,057)     (2,170,763)       (124,082)
                                                            ------------    ------------    ------------    ------------
    Income (loss) before cumulative effect of change
      in accounting principle                                 (5,315,414)          9,586      (7,543,770)        311,831

Cumulative effect of change to straight-line depreciation           --              --            99,607            --
                                                            ------------    ------------    ------------    ------------
                     Net income (loss)                      $ (5,315,414)   $      9,586    $ (7,444,163)   $    311,831
                                                            ------------    ------------    ------------    ------------
Accrual of cumulative dividends on
     convertible preferred stock                                (129,175)           --          (242,849)           --
                                                            ------------    ------------    ------------    ------------
Net income (loss) attributable
  to common stockholders                                    $ (5,444,589)   $      9,586    $ (7,687,012)   $    311,831
                                                            ============    ============    ============    ============
Basic earnings (loss) per common share:
    Net income (loss) before cumulative effect of
        change in accounting principle                      $     (1.308)   $      0.003    $     (2.013)   $      0.089
    Cumulative effect of change in accounting principle             --              --             0.026            --
                                                            ------------    ------------    ------------    ------------
    Net income (loss)                                       $     (1.308)   $      0.003    $     (1.987)   $      0.089
                                                            ============    ============    ============    ============
Diluted income (loss) per common share:
    Net income (loss) before cumulative effect of
        change in accounting principle                      $     (1.308)   $      0.002    $     (2.013)   $      0.077
    Cumulative effect of change in accounting principle             --              --             0.026            --
                                                            ------------    ------------    ------------    ------------
    Net income (loss)                                       $     (1.308)   $      0.002    $     (1.987)   $      0.077
                                                            ============    ============    ============    ============

Shares used in calculations:
  Basic                                                        4,162,425       3,582,042       3,868,421       3,521,922
  Diluted                                                      4,162,425       3,998,665       3,868,421       4,060,546


The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30
                                                            --------------------------
                                                                1999           1998
                                                            -----------    -----------
Cash flows from operating activities:

    Net income (loss)                                       $(7,444,163)   $   311,831
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Stock issued for services                            1,290,000           --
        Depreciation and amortization                         4,925,203        990,238

        Changes in operating assets and liabilities:
              Accounts receivable                            (2,082,106)    (1,831,170)
              Other receivables                                 (77,004)      (173,613)
              Inventories                                      (466,301)      (599,837)
              Prepaid expenses and other                       (211,508)       (81,643)
              Accounts payable                               (2,448,954)        98,386
              Accrued liabilities                             1,184,698        146,925
              Deferred revenue                                  230,268        (30,516)
                                                            -----------    -----------
                        Cash used by operating activities    (5,099,868)    (1,169,399)
                                                            -----------    -----------

Cash flows from investing activities:
    Cash received from sales-type leases                         22,410        679,634
    Purchase of property and equipment                         (408,747)      (204,770)
    Reduction (increase) in leased equipment                    (40,686)        37,156
    Investment in software development costs                 (2,331,189)    (1,904,808)
    Cash acquired in acquistions                                606,998           --
    Investment in other assets                                 (190,523)      (803,826)
    Investment in note receivable                                  --         (170,000)
    Payments received on notes receivable                          --           75,000
                                                            -----------    -----------
                        Cash used by investing activities    (2,341,737)    (2,291,614)
                                                            -----------    -----------

Cash flows from financing activities:
    Net proceeds from issuance of preferred stock             1,504,000        481,988
    Net proceeds from issuance of common stock                2,720,488      1,627,007
    Net Proceeds of short-term notes payable                  2,807,179           --
    Net Proceeds/Payments of long-term notes payable            500,000        (75,000)
                                                            -----------    -----------
         Cash provided by financing activities                7,531,667      2,033,995
                                                            -----------    -----------


         Net increase (decrease) in cash                         90,062     (1,427,018)

         Cash and cash equivalents at beginning of period       664,066      1,726,889
                                                            -----------    -----------

         Cash and cash equivalents at end of period         $   754,128    $   299,871
                                                            ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     General

     The consolidated financial statements include the accounts of all subsidiaries in which a controlling interest is held. These subsidiaries include Global MAINTECH, Inc. ("GMI"), Breece Hill Technologies, Inc. ("BHT"), and Singlepoint Systems, Inc. ("SSI"). The Company is primarily engaged in the business of providing systems and network management products and tape library storage devices to computer data centers, primarily in the United States.

     The Company has expanded through internal development and acquisitions. SSI was created as a subsidiary in connection with the Company's acquisition of substantially all of the assets of Enterprise Solutions, Inc. in November 1998. The Company acquired BHT in April 1999. The network monitoring products were developed during 1998 and were made available for sale in January 1999. In addition, in February 1998 the Company licensed certain software and purchased certain assets relating to the system software business of Infinite Graphics Incorporated, a Minnesota corporation ("IGI"), and in September 1999 the Company purchased the substantially all of the assets and liabilities of Lavenir Technology, Inc ("Lavenir"). The Company uses the IGI and Lavenir software and assets to design, assemble and market computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. However, due to payment default which is in dispute, the IGI license agreement may terminate on December 12, 1999 and the assets purchased from IGI will revert to IGI as of the same date.

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

     Earnings (Loss) Per Share

     Basic and diluted net earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. During 1999, dilutive shares were excluded from the net loss per share computation as their effect was antidilutive.

     The weighted average shares and total dilutive shares used in the calculation of basic and diluted earnings (loss) per share are as follows:

                                          Three Months Ended           Nine Months Ended
                                          ------------------           -----------------
                                     September 30,  September 30,  September 30,  September 30,
                                          1999           1998           1999           1998
                                     -------------  -------------  -------------  -------------
Basic Earnings (Loss) Per Share
Weighted average shares                4,162,425      3,582,042      3,868,421      3,521,922

Diluted Earnings (Loss) Per Share
Weighted average shares                4,162,425      3,582,042      3,868,421      3,521,922
Stock options and warrants                  --          389,721           --          511,722
Conversion of preferred stock               --           26,902           --           26,902
                                     --------------------------------------------------------

Total dilutive shares                  4,162,425      3,998,665      3,868,421      4,060,546
                                     ========================================================

     Capitalized Software Development Costs

     Under the criteria set forth in SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, capitalization of software development costs begins upon the establishment of technological

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Purchased technology and other intangibles at September 30, 1999 includes $14,752,117 of gross intangible assets as a result of the acquisition of BHT, $3,300,000 of gross assets as a result of payment of contingent consideration related to the acquisition of IGI and $4,985,000 of gross intangible assets as a result of the Lavenir acquisition (both discussed under "Acquisitions").

     Reverse Stock Split

     The Company effected a reverse stock split of 1 share of the Company's Common Stock for each 5 shares of the Company's Common Stock, on September 2, 1999. The conversion of Preferred Stock into Common Stock was also adjusted, and in some cases, the Preferred Stock itself according to its terms. As a result, the aggregate number of authorized shares of the Company was reduced from 50,000,000 to 10,711,724 shares. Excluding the Preferred Stock, the aggregate number of authorized shares is now 9,698,992. The effect of the stock split on share and per share amounts has been retroactively reflected in the accompanying consolidated financial statements and notes thereto.

The reverse stock split does not adversely affect the rights or preferences of the holders of outstanding shares of any class or series of the Company's capital stock.


     Common Stock Issuance

     In March 1999, the Company began a private placement of common stock at a purchase price of $5.625 per share. The Company completed this private placement on May 12, 1999. A total of 265,222 shares were sold for total gross proceeds of $1,491,875. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 26,522 shares of the common stock with an exercise price of $5.625 per share.

     On June 28, 1999, the Company began a second private placement of common stock at a purchase price of $5.00 per share. As of September 30, 1999 a total of 129,430 shares were sold for total gross proceeds of $647,150. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering, which warrant will have an exercise price of $5.00 per share.

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The securities issued pursuant to these offerings were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

     In August 1999, the Company entered into two arrangements to receive investor relations consulting services in return for the issuance of an aggregate of 258,000 shares of common stock. The Company recorded an expense of $1,290,000 for the value of shares issued for the consulting services received.

     On May 7, 1999, the Company issued convertible notes payable to two accredited investors in the aggregate principal amount of $167,372. The notes were convertible into common stock at $1.25 per share. The notes were to become due on November 7, 1999; however, on September 9, 1999, the notes were converted, in accordance with their terms, into 26,554 shares of common stock. The shares of common stock issued upon conversion of the notes were exempt from registration under Section 3(a)(9) of the Securities Act.

     On August 6 and again on September 30, 1999, the Company rescheduled the principal payment of $250,000 of a $500,000 note payable to Andersen, Weinroth, which originally was due on July 31, 1999. This payment is now due on November 30, 1999. In connection with these reschedulings, the Company issued warrants to purchase a total of 30,000 shares of common stock at an exercise price of $5.40 per share to Andersen, Weinroth. These warrants have a term of five years and were issued pursuant to Section 4(2) of the Securities Act.

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

     The cumulative effect of this accounting change was to decrease the net loss by $99,607 ($0.026 per share) in the nine months ended September 30, 1999.

     Reclassifications

     Certain amounts previously reported in 1998 have been reclassified to conform to the 1999 presentation.

     Acquisitions

     On September 28, 1999, the Company, through its wholly owned subsidiary Global MAINTECH, Inc. ("GMI"), purchased substantially all the assets of Lavenir Technology, Inc., a California corporation ("Lavenir"), pursuant to an Agreement and Plan of Reorganization (the "Purchase Agreement") by and among the Company, GMI and Lavenir. Immediately prior to the acquisition, Lavenir was engaged in the business of developing and selling software and Raster Photoplotters for the printed circuit board industry.

         In addition to purchasing substantially all of the assets of Lavenir (including rights under and to Lavenir's computer software products and the trademarks and copyrights related thereto), the Company assumed certain liabilities of Lavenir, including, Lavenir's ongoing leases, debt and contract obligations. The primary assets acquired by the Company were a suite of CAD/CAM software products, including the ability to design, test, verify and repair precision graphics designs. This software is sold independently or with Raster Photoplotters, sophisticated hardware products used to build master printed circuit boards.

     The transaction was treated as an asset purchase for accounting purposes. The total purchase price of $5,300,000 is payable as follows: 266,000 shares of the Company's common stock was paid to Lavenir at closing and $400,000 in the form of a payable due on January 31, 2000. A maximum of 700,000 additional shares of common stock are issuable as of April 30, 2000 sufficient to cause the value of the shares debt previously issued and the $400,000 liability to total $5,300,000 as of April 30, 2000. The holders of common stock issued by the Company in connection with the acquisition were granted customary registration rights.

     The Company received net assets, excluding capitalized software fair valued at approximately $315,000 as a result of the Lavenir acquisition and allocated the purchase price of $4,985,000 to purchased technology with useful lives of three to five years.

     On April 14, 1999, the Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock (the "Outstanding Shares") of Breece Hill Technologies, Inc. ("BHT") in connection with the merger of BHT Acquisition, Inc., a subsidiary of GMI, with and into BHT. BHT was the surviving corporation and is now a subsidiary of GMI. The Company recorded this acquisition using the purchase method of accounting.

     In exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 900,000 shares of the Company's common stock and the right to receive an earn out payment based in part on the sales of BHT over the twelve months following the acquisition. This earn out payment will be made, if at all, in the form of the Company's common stock in the maximum amount of 1,100,000 shares, a portion of the fair value of which

                           GLOBAL MAINTECH CORPORATION

             FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

may be satisfied with cash. Subsequent to the date of acquisition, the BHT subsidiary issued 400,000 shares of Preferred Stock Series B to Hambrecht & Quist Guaranty Fund LLP in exchange for a reduction of debt secured by certain assets of BHT in the amount of $1,000,000. The Preferred Stock has a monthly dividend of $10,000 payable in cash or common stock of Global MAINTECH Corporation and is convertible at the option of the holder into common stock of Global MAINTECH Corporation. The Company has recorded this Preferred Stock as a minority interest in BHT.

     BHT is a supplier of automated tape libraries used to backup, restore and archive information stored in networks on servers, PCs and workstations, and stored via on-line data storage subsystems.

     The Company engaged an independent valuation firm to determine the fair value of the assets purchased. The total valuation in excess of the book value acquired was $14,752,117 and is comprised of the fair value of warrants issued using a Black-Scholes valuation model in the amount of $7,630,544, and liabilities assumed in excess of assets in the amount of $7,121,573. The $7,630,544 valuation includes the warrants to purchase 900,000 shares of common stock and warrants issued to Maven Securities, Inc. as fees for acting as placement agent. The Company assigned $494,000 of the $14,752,117 valuation to inventory which was expensed as a cost of sale in the fiscal quarter ended June 30, 1999 and assigned $83,381 to in process research and development which was expensed in the fiscal quarter ended June 30, 1999. The remaining portion of this valuation of $14,174,736 was assigned to purchased technology in the following components:

                                             Amount        Amortization
                                            (000's)        period (yrs.)
                                            -------        -------------

     Technology                              $4,632               7
     Assembled workforce                      1,575               3
     Distribution Agreements                  5,374               7
     IBM OEM Agreement                        1,668               2
     Trade Name                                 926               7
                                          ---------
                          Total             $14,175

The Company recorded amortization expenses of approximately $1,650,000 through September 30, 1999 related to the above intangible assets.

     The unaudited pro forma combined historical results, as if BHT and Lavenir had been acquired as of January 1, 1998, are estimated to be:

                                             Nine months     Nine months
                                                ended           ended
           (000's, except per share data)   September 30,   September 30,
                                                1998            1999
           ---------------------------------------------------------------

           Revenue                               31,700      $   31,170
           Net loss                          $   (6,078)     $   (2,674)
           Net loss per common share         $   (1.726)     $   (0.691)

The pro forma results include amortization of the intangibles related to both acquisitions. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

     In June 1999 the Company settled the amount of contingent consideration related to certain software assets purchased from Infinite Graphics, Inc. pursuant to an acquisition agreement dated February 1998. In addition to the initial cash paid in 1998 of $700,000, the contract provided for additional contingent consideration based on certain operating results in the amount of $3,300,000. As operating results met the criteria related to the contingent consideration, the full contingent amount was fulfilled. The Company paid this amount by an assignment of accounts receivable in the amount of $1,435,481, and by the recognition of an accrued liability in the amount of $1,864,519 which is now recorded in current liabilities. The additional consideration was recorded as additional purchased technology and other intangibles.

Contingencies

    On October 29, 1999, the Company rescheduled the borrowing base line of credit to bring it into compliance with the terms of its credit facility with H&Q and made arrangements to make the final payment of $250,000 of a $500,000 note payable to Andersen, Weinroth which was due on September 30, 1999. This payment is now scheduled to be made on or before November 30, 1999.

    Pursuant to the terms of the purchase agreement relating to the Company's acquisition of Enterprise Solutions, Inc. ("ESI"), the Company may be required to return the purchased assets and assumed liabilities of ESI to the former shareholders of ESI on a prospective basis if the Company does not meet certain working capital conditions set forth in the purchase agreement. On September 29, 1999, ESI notified the Company that it's subsidiariy, Global MAINTECH, Inc. was in default of one of those conditions. This default notice has since been waived by ESI.

    The Company received notice from Infinite Graphics Incorporated, dated November 12, 1999, regarding (1) the termination of the license agreement for the IGI CAD/CAM software it licensed from IGI pursuant to the License and Asset Purchase Agreement between the Company and IGI dated February 27, 1998 (the "IGI Agreement") and (2) the transfer back to IGI of the related assets the Company purchased from IGI pursuant to the IGI Agreement (the "Transferred Assets"). IGI's right to terminate the license agreement and to reclaim the Transferred Assets arose due to the Company's inability to pay the earn-out payment due to IGI pursuant to the Purchase Agreement. The amount of this payment was approximately $1,864,000 and was due in June 1999. The termination of the license and the reversion of the assets, according to the claim is to be effective as of December 12, 1999. IGI claims that the Company still must pay IGI all or a portion of the earn out payment. The Company intends to dispute this claim vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Operating results by segment are as follows:

               Segment Third Quarter Comparison
                                       Amount             Inc (Dec)              % of Revenue
                     (000's)      1999       1998       $           %          1999        1998
                                -----------------------------------------------------------------
Revenue

Monitoring Products               1,855      1,659       196       11.8%       17.6%      100.0%
Tape Library Storage Products     8,711         --     8,711        N/A        82.4%         --
                                -----------------------------------------------------------------
                        Total    10,566      1,659     8,907      536.9%      100.0%      100.0%

Income (loss) from operations
Monitoring Products              (3,186)        89    (3,275)   (3,679.8%)    (30.2%)       5.4%
Tape Library Storage Products      (950)        --      (950)       N/A        (9.0%)        --
                                -----------------------------------------------------------------
Total                            (4,136)        89    (4,225)   (4,747.2%)    (39.1%)       5.4%


           Segment Year-to-date (throughSept. 30) Comparison

                                      Amount              Inc (Dec)             % of Revenue
                     (000's)      1999       1998      $           %           1999       1998
                                ------------------------------------------------------------------
Revenue

Monitoring Products               7,134      5,132     2,002       39.0%       27.5%      100.0%
Tape Library Storage Products    18,761         --    18,761        N/A        72.5%         --
                                ------------------------------------------------------------------
                        Total    25,895      5,132    20,763      404.6%      100.0%      100.0%

Income (loss) from operations
Monitoring Products              (3,759)       435    (4,194)    (964.1%)     (14.5%)       8.5%
Tape Library Storage Products    (1,614)        --    (1,614)       N/A        (6.2%)        --
                                ------------------------------------------------------------------
                     Total       (5,373)       435    (5,808)   (1,335.2%)    (20.7%)       8.5%

     The consolidated financial statements that accompany this discussion show the operating results of the Company for the quarters ended September 30, 1999 and 1998. These results include the operations of GMI, BHT and SSI.

     Net Sales for the third quarter ended September 30, 1999 were approximately $10,566,000 compared to sales for the third quarter of 1998 of approximately $1,659,000. Sales for the nine months ended September 30, 1999 were approximately $25,895,000 compared to $5,132,000 in the same nine month period of 1998. The approximate $8,907,000 increase for the third quarter and the approximate $20,763,000 increase for the nine months ended September 30, 1999 is substantially related to the Company's acquisition of BHT in April 1999. BHT contributed approximately $8,711,000 and $18,761,000 in product sales for the third quarter and nine month periods, respectively. The remaining increases of $196,000 for the third quarter and $2,002,000 for the nine months ended September 30, 1999 are due to sales from new products and products acquired in the latter part of 1998 fiscal year.

     Cost of sales as a percentage of revenue increased in the third quarter of 1999 to 66% from 31% in the third quarter of 1998 and increased for the nine months ended September 30, 1999 to 63% from 34% in the nine months ended September 30, 1998. Excluding the newly acquired tape library business, BHT, cost of sales increased to 38% in the third quarter and decreased to 30% in the nine months ended September 30, 1999, respectively. Excluding one-time non-cash charges due to a $494,000 inventory valuation related to the BHT acquisition, the BHT cost of sales was 28% and 27% for the third quarter and nine months to date, respectively, which reflects the equipment and labor assembly costs of the tape library industry. The hardware component in the non-BHT business segment cost of sales decreased compared to the prior three and nine month periods. However, the cost of sales in 1999 includes an increase in amortization of software development costs in 1999 of approximately $460,000 and $1,360,000 for the three and nine month periods ended September 30, 1999. This increase in amortization of development costs caused the non-BHT business segment cost of sales as a percentage of revenue to increase to 38% in the third quarter of 1999 compared to 31% in the third quarter of 1998. Sales in the third quarter ended September 30, 1999 did not increase sufficiently to offset the increase in amortization of software development costs. The Company was expecting an increase in VCC sales which did not materialize. The Company attributes this to the shift in sales focus from direct sales to sales through the reseller arrangement with Hitachi Data Systems. The Company did not anticipate the delay in sales revenues as a result of focusing its sales force to this reseller arrangement but has recently experienced an increase in activity as a result of this change of sales focus and assumes this additional activity will continue.

     Selling, general and administrative expenses in the third quarter of 1999 were approximately $7,356,000 compared to $838,000 in the third quarter of 1998. For the nine month period ended September 30, 1999 these expenses were approximately $13,718,000 compared to $2,440,000 in the same period in 1998. Excluding BHT's selling, general and administrative expenses of approximately $3,357,000 and $6,234,000 in the third quarter and the first nine months of 1999, respectively, which includes approximately $800,000 and $1,647,000, respectively, of purchase cost amortization, these increases were approximately $3,999,000 and $7,484,000 for the three and nine month periods ended September 30, 1999, respectively. Included in this increase is a non-cash charge of $1,290,000 which reflects the issuance of 258,000 shares of common stock for a financial investment advisory program begun on August 30, 1999 and extending into the year 2000. The terms of this contract require the Company to reflect this cost at the start of the program. The Company does not expect to incur any significant cash expenditures for this program. The remaining increase in selling, general and administrative expenses of $2,709,000 and $6,194,000 for the three and nine month periods ended September 30, 1999, respectively, are primarily due to increases in salaries and advertising and secondarily to increases in travel and meals, depreciation and rent expenses. The increases are substantially staffing increases in the product areas generating increases in sales which include 10 new products from a combination of Singlepoint Systems and Magnum Technlogies. The Company has increased the number of employees in these product areas including sales, support and development and increased advertising and marketing to promote these products. The increase in travel expenses is related to increased sales activity. Depreciation and rent expenses increased due to depreciation from the purchase of additional equipment and space required for additional employees.

     Research and development costs in the third quarter of 1999 were approximately $331,000 compared to $212,000 in the third quarter of 1998. For the nine month period ended September 30, 1999 research and development costs were approximately $1,241,000 compared to $486,000 in the same period in the prior year. The increases of $119,000 in the third quarter and $755,000 for the nine months ended September 30, 1999 are primarily due to the monitoring products business segment and are due to increased salary and consulting expenses relating to additional employees and contractors in this expense category. The majority of these increases are related to new products developed or acquired by the Company throughout 1998 and the first nine months of 1999.

     Non-operating expenses include interest expense, amortization of capitalized debt issuance costs, interest income and other expense. The increase in amortization is due to the addition of deferred debt costs from the issuance of warrants related to $500,000 of subordinated short-term debt issued in February 1999. Interest expense increased $324,000 and $609,000 in the three and nine months ended September 30, 1999, respectively. The increase in both periods is primarily due to interest expense attributable to BHT in the amount of $217,000 and $443,000 in the three and nine months ended September 30, 1999, respectively. BHT has a line of credit to finance accounts receivable and inventory and subordinated debt totaling $6.7 million. The remainder of the increase is related to an increase in debt issued by the Company, a portion of which was issued in connection with the acquisition of BHT. Other expense increased as a result of an accrual of penalties on Preferred Stock Series B in the amount of $387,000. This accrual represents a penalty for a delay in the registration of the underlying common stock into which the Series B and C is convertible. No demand of the penalty interest has been made and the Company has a general understanding that such penalty interest may be waived. The Company plans to formalize this waiver during the next fiscal quarter.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had negative working capital of approximately $4,255,000 compared to positive working capital of approximately $2,068,000 as of December 31, 1998. The decrease in positive working capital as of September 30, 1999 is due to the acquisition of long-term assets using short-term liabilities. During the nine months ended September 30, 1999, the Company has incurred short-term liabilities, primarily in the form of notes payable of approximately $3.0 million related to the acquisitions of BHT and Lavenir and for the investment in capitalized software costs and incurred short-term liabilities of approximately $1.8 million to complete the acquisition of the software licenses purchased from Infinite Graphics, Inc. ("IGI"). In addition, BHT has post-acquisition negative working capital of approximately $644,000.

     Net cash used in operating activities for the nine months ended September 30, 1999 was approximately $5,100,000. During this nine month period of 1999 operating funds loss of approximately $1,229,000 were used by the net loss prior to depreciation/amortization and valuation charges for common stock issued for investor relations services. The net loss was also affected by an allocation to inventory of a portion of the purchase price of BHT in the amount of $494,000 and the write-off of $83,000 of in process technology at BHT at the time of acquisition. The Company charged the $494,000 to cost of sales as the related inventory was sold and the $83,000 was charged to research and development. Operating funds were also provided by an increase in accrued expenses and deferred revenue in the combined approximate amount of $1,415,000. Operating funds were used by increases in current assets of approximately $2,837,000, which includes an increase in accounts receivable and inventory of approximately $2,082,000 and $466,000, respectively, and a decrease in accounts payable of approximately $2,449,000.

     Cash used by investing activities for the nine months ended September 30, 1999 was approximately $2,342,000 and included investments of $2,331,189 in capitalized computer software development costs, which represent costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs. The Company also invested in other assets in the amount of $191,000. The
Company also purchased approximately $427,000 of additions to machinery and equipment during the first nine months of 1999 and acquired $607,000 of cash as a result of its acquisitions. In the first nine months of 1998, cash used in investing activities totaled $2,292,000, which included investments in software development costs of $1,905,000, purchased technology of $804,000, purchases of property and equipment of approximately $205,000 and an investment, net of receipt of payments, in a note receivable in the amount of $95,000. These investments were partially offset by the sale of sales-type leases in the amount of $680,000 and a reduction in leased equipment in the amount of $95,000.

     Net cash of approximately $7,532,000 was provided by financing activities in the first nine months of 1999. This is primarily the result of net proceeds from the issuance of $1,504,000 of Series C convertible preferred stock at a per share price of $1,000 and approximately $2,720,000 from the issuance of shares of common stock in two private placements. In addition, proceeds in the amount of $3,307,000 were received from the issuance of both short-term and long-term debt primarily secured by long-term assets. In the first nine months of 1998, net cash of approximately $2,034,000 was provided by financing activities. Net proceeds of approximately $1,627,000 were received from the issuance of shares of common stock and approximately $482,000 from the issuance of Series B convertible preferred stock. These proceeds were partially offset by a $75,000 reduction in notes payable.

     Presently, the Company believes its negative working capital can be improved from the sale of a business unit and from earnings measured before non-cash items such as expenses for depreciation and amortization and stock issued for services. The Company's loss before non-cash items for the nine months ended September 30, 1999 was approximately $1,229,000 in the first nine months of 1999 which represents a decline from a similar measure in the first six months of 1999. This loss in the third quarter before non-cash items has caused the Company to implement a restructuring plan to reduce its expenses subsequent to September 30, 1999 which resulted in the layoff of approximately 20 employees and some temporary salary reductions for the remainder of 1999.

     While the loss before non-cash items in the third of 1999 is largely due to actual sales being less than forecasted, the loss was made worse because the Company was incurring operating expenses based upon a planned higher forecast than actually occurred. As a result operating expenses have been reduced accordingly. In addition to these changes in operations, the Company has also addressed the effects of this loss before non-cash items as it relates to the ability of the Company to keep current with its debt obligations. The Company has a note payable in the amount of $250,000 with Andersen, Weinroth & Co., L.P. which was due on September 30, 1999 and a borrowing base line of credit with H&Q both of which have payments which are past due as of September 30, 1999. On October 29, 1999, the Company has renegotiated its accounts receivable based line of credit with H&Q and H&Q has verbally agreed to purchase the $250,000 note payable from Andersen, Weinroth & Co., L.P. The terms of the renegotiation with H&Q call for the Company to significantly reduce the notes payable outstanding with H&Q with revenue from sales and from proceeds from additional equity, debt or asset sales. If the Company is not in default in its debt agreements with H&Q, the prepayments can be re-borrowed according to the standard terms of the borrowing base agreement.

     The Company has re-evaluated its assumptions predicting future growth in sales and improved earnings before non-cash items and believes the factors that created the loss in the three months ended September 30, 1999 will not significantly affect future sales. However future sales may be affected by the sale if a business unit or other changes. Although variable costs of sales have been reduced, certain costs of sales such as amortization of capitalized software costs are not directly related to short-term reductions in sales or reductions in the rate of sales growth. As a result total gross margins have declined. These results have reduced the Company's liquidity and can be expected to reduce the Company's ability to raise capital in the debt or equity markets. In addition, the Company has various contingencies that may require it to issue additional common stock. Depending on the outcome of these contingencies, it may be necessary for the Company to seek shareholder approval to authorize additional shares of common stock.

     Liquidity is also affected by the Company's ability to collect its accounts receivable and the Company's ability to realize full value for its inventory and other assets. As previously mentioned, the gross margins on the Company's inventory have not declined and the Company's inventory has increased over the nine months ended

September 30, 1999. Furthermore, based on its renegotiations withH&Q and the current forecast the Company believes it has adequate lines of credit and cash flow to purchase additional inventory as necessary. Although the Company's aged accounts receivable have improved as of September 30, 1999, there is no assurance this improvement will continue.

     The Company's debt level has increased substantially in the nine months ended September 30, 1999 and the majority of this debt matures over the next 18 months. The assets that support this debt have a longer expected life than the debt. This increase in debt has occurred in the non-BHT segment of the business that has a 67% to 69% gross margin. The Company believes the recent reduction in operating expenses in this segment of the business will enhance the Company's operating margin to service this debt with a higher level of profitability. Nevertheless, the Company can provide no assurance as to its future profitability and continued access to the capital markets or its ability to repay its debts as they become due.


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

     State of Readiness. The Company has analyzed the potential effect of the year 2000 issue on both the system software included in the Company's products and its internal systems (e.g., word processing and billing software), including its information technology ("IT") and non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's year 2000 compliance program has included the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company has completed the validation phase of this program with respect to its own products and software purchased or licensed from software vendors.

     The amount of additional remediation work required to address year 2000 problems, if any, is expected to be insignificant. The Company tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendors' responses indicated that their applications were currently year 2000 compliant. The Company believes that it has completed its year 2000 compliance program for all of its significant internal systems as of the date of this report. Nevertheless, the Company may continue to test its internal systems to verify that such systems are year 2000 compliant. The Company also has had informal discussions with its major suppliers and customers regarding their efforts to address the year 2000 problem. These actions were intended to help mitigate the possible external impact of the year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     Costs. Because essentially all of the Company's products and internal systems were created in the last few years, such products and internal systems were designed to avoid the year 2000 problem. As a result, the total cost incurred for resolving the Company's year 2000 issues is believed tohave been less than $25,000, all of which was incurred prior to July 31, 1999. No additional costs are expected. The total cost estimate includes the cost of replacing or upgrading non-compliant systems that were otherwise planned (but perhaps accelerated due to the year 2000 issue) or which have significant improvements and benefits unrelated to year 2000 issues. Estimates of final year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     Contingency. The Company has not developed a contingency plan to provide for continuity of processing in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of any future testing of its systems and any additional results from surveys of its major suppliers and customers with respect to their year 2000 compliance.

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

Recent Developments

Debt Restructuring
------------------

On October 29, 1999, the Company rescheduled the borrowing base line of credit to bring it into compliance with the terms of its credit facility with H&Q and made arrangements to make the final payment of $250,000 of a $500,000 note payable to Andersen, Weinroth which was due on September 30, 1999. This payment is now scheduled to be made on or before November 30, 1999.

ESI Default and Waiver
----------------------

Pursuant to the terms of the purchase agreement relating to the Company's acquisition of Enterprise Solutions, Inc. ("ESI"), the Company may be required to return the purchased assets and assumed liabilities of ESI to the former shareholders of ESI on a prospective basis if the Company does not meet certain working capital conditions set forth in the purchase agreement.On September 29, 1999, ESI notified the Company that it's subsidiary, Global MAINTECH, Inc.
was in default of one of those conditions. This default notice has since been waived by ESI.

Appointment of Interim CEO; Director Changes.
---------------------------------------------

         On November 10, 1999, the Company announced the appointment of Trent Wong as interim Chief Executive Officer and President of Global MAINTECH Corporation and Global MAINTECH, Inc. Mr. Wong is also President of the Company's wholly owned subsidiary Singlepoint Systems, Inc. and co-founder of ESI, Mr. Wong replaced David McCaffrey as CEO; however, Mr. McCaffrey will remain on the Board of Directors as Chairman.

         Mr. Wong's background encompasses 20 years of experience in the software industry having worked for both Computer Associates and Votek Systems prior to starting Singlepoint Systems. Votek Systems marketed an Enterprise Management tool similar to the Company's Virtual Command Center. For the past five years, Mr. Wong has worked to build Singlepoint Systems, which provides professional services and automated notification and response software to this same market segment.

         On November 10, 1999, the Company also reported that, due to commitments to other businesses, Doug Pihl and John Clarey have resigned from the Board of Directors. Mr. Wong will assume Doug Pihl's position on the Board of Directors. Mr. Clarey's seat will remain vacant until a suitable candidate is identified.

IGI Default; Transaction to be Reversed.
----------------------------------------

         The Company received notice from Infinite Graphics Incorporated, dated November 12, 1999, regarding (1) the termination of the license agreement for the IGI CAD/CAM software it licensed from IGI pursuant to the License and Asset Purchase Agreement between the Company and IGI dated February 27, 1998 (the "IGI Agreement") and (2) the transfer back to IGI of the related assets the Company purchased from IGI pursuant to the IGI Agreement (the "Transferred Assets"). IGI's right to terminate the license agreement and to reclaim the Transferred Assets, which assumes facts that the Company disputes, arose due to the Company's inability to pay the earn out payment due to IGI pursuant to the Purchase Agreement. The amount of this payment was approximately $1,864,000 and was due in June 1999. The termination of the license and the reversion of the assets, according to the claim is to be effective as of December 12, 1999. IGI claims that the Company still must pay IGI all or a portion of the earn out payment. The Company intends to dispute this claim vigorously.

Lavenir Acquisition
-------------------

         On September 28, 1999, the Company, through its wholly owned subsidiary Global MAINTECH, Inc. ("GMI"), purchased substantially all the assets of Lavenir Technology, Inc., a California corporation ("Lavenir"), pursuant to an Agreement and Plan of Reorganization (the "Purchase Agreement") by and among the Company, GMI and Lavenir. Immediately prior to the acquisition, Lavenir was engaged in the business of developing and selling software and Raster Photoplotters for the printed circuit board industry.

         In addition to purchasing substantially all of the assets of Lavenir (including rights under and to Lavenir's computer software products and the trademarks and copyrights related thereto), the Company assumed certain liabilities of Lavenir, including, Lavenir's ongoing leases, debt and contract obligations. The primary assets acquired by the Company were a suite of CAD/CAM software products, including the ability to design, test, verify and repair precision graphics designs. This software is sold independently or with Raster Photoplotters, sophisticated hardware products used to build master printed circuit boards.

     The transaction was treated as an asset purchase for accounting purposes. The total purchase price of $5,300,000 is payable as follows: 266,000 shares of the Company's common stock was paid to Lavenir at closing and $400,000 in the form of a payable due on January 31, 2000. A maximum of 700,000 additional shares of common stock are issuable as of April 30, 2000 sufficient to cause the value of the shares debt previously issued and the $400,000 liability to total $5,300,000 as of April 30, 2000. The holders of common stock issued by the Company in connection with the acquisition were granted customary registration rights.

     The Company received net assets, excluding capitalized software fair valued at approximately $315,000 as a result of the Lavenir acquisition and allocated the purchase price of $4,985,000 to purchased technology with useful lives of three to five years.

BHT Assertion
-------------

     The Company received notice from BHT asserting that the Company has defaulted on a $1,600,000 payment obligation set forth in the Agreement and Plan of Merger by and among the Company, Global MAINTECH, Inc., BHT Acquisition, Inc. and BHT, dated March 5, 1999. The Company believes BHT's assertion is in error.

Restructuring Plan
------------------

     The Company undertook a restructuring plan in October 1999 to reduce costs, primarily with respect to its VCC operations. The restructuring plan resulted in the layoff of approximately 20 employees, the reduction of salaries through December 31, 1999. The Company believes that the restructuring plan will significantly reduce its operating costs and allow it to meet its scheduled debt obligations for the foreseeable future.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------



ITEM 2.  CHANGES IN SECURITIES

         On September 2, 1999, the Company effected a 1-for-5 reverse stock split. All share amounts shown below reflect this stock split.


Issuance of Warrants in Connection with Debt Rescheduling.
----------------------------------------------------------

         On August 6 and again on September 30, 1999, the Company rescheduled the principal payment of $250,000 of a $500,000 note payable to Andersen, Weinroth, which originally was due on July 31, 1999. This payment is now due on November 30, 1999. In connection with these reschedulings, in September 1999, the Company issued warrants to purchase a total of 30,000 shares of common stock at an exercise price of $5.40 per share to Andersen, Weinroth. These warrants have a term of five years and were issued pursuant to Section 4(2) of the Securities Act. The fair value of those warrants is being amortized over this new debt payment term.

Issuance of Common Stock for Consulting Services.
-------------------------------------------------

         On August 26, 1999, the Company issued 258,000 shares of common stock to an investor relations consulting firm as payment for future consulting services. The shares were issued pursuant to Section 4(2) of the Securities Act.

Issuance of Common Stock.
-------------------------

         On June 28, 1999, the Company began a private placement of common stock at a purchase price of $5.00 per share. As of September 30, 1999, the Company had sold a total of 129,430 shares for total gross proceeds of $647,150. The shares were offered and sold only to accredited investors. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company will also issue to the agent a warrant to purchase up to 10% of the number of shares of common stock sold in the offering, which warrant will have an exercise price of $5.00 per share and a term of five years. The securities issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act.

Issuance of Common Stock upon Note Conversion.
----------------------------------------------

         On May 7, 1999, the Company issued convertible notes payable to two accredited investors in the aggregate principal amount of $167,372. The notes were convertible into common stock at $6.25 per share. The notes were to become due on November 7, 1999; however, onSeptember 9, 1999, the notes were converted, in accordance with their terms, into 26,554 shares of common stock. The shares of common stock issued upon conversion of the notes were exempt from registration under Section 3(a)(9) of the Securities Act.

Issuance of Common Stock in Connection with Asset Purchase from Lavenir.
------------------------------------------------------------------------

         On September 28, 1999, the Company, through its wholly owned subsidiary Global MAINTECH, Inc. ("GMI"), purchased substantially all of the assets of Lavenir Technology, Inc., a California corporation ("Lavenir"), pursuant to an Agreement and Plan of Reorganization (the "Purchase Agreement") by and among the Company, GMI and Lavenir. Immediately prior to the acquisition, Lavenir was engaged in the business of developing and selling software and Raster Photoplotters for the printed circuit board industry.

         In addition to purchasing substantially all of the assets of Lavenir (including rights under and to Lavenir's computer software products and the trademarks and copyrights related thereto), the Company assumed certain liabilities of Lavenir, including Lavenir's lease, debt and ongoing contract obligations. The primary assets acquired by the Company were a suite of CAD/CAM software products, including the ability to design, test, verify and repair precision graphics designs. This software is sold independently or with Raster Photoplotters, sophisticated hardware products used to build master printed circuit boards.

         The transaction was treated as an asset purchase for accounting purposes. The total purchase price of $5,300,000 is payable as follows: 266,000 shares of the Company's common stock was paid to Lavenir at closing and $400,000 payable on January 31, 2000. A maximum of 700,000 additional shares of common stock are issuable as of April 30, 2000 sufficient to cause the value of the shares previously issued and the $400,000 liability to total $5,300,000 as of April 30, 2000. The holders of common stock issued by the Company in connection with the acquisition were granted customary registration rights.

         All securities issued in connection with the acquisition were exempt from registration under [Rule 506 of Regulation D/ Section 4(2)??? of the Securities Act.] [How many shareholders were there?]


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27--Financial Data Schedule

         99--Cautionary Statement

     (b) Reports on Form 8-K

     The Company filed Current Report on October 12, 1999 on Form 8-K reporting the acquisition of Lavenir Technology, Inc. by a subsidiary of the Company.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GLOBAL MAINTECH CORPORATION


November 22, 1999               By: /s/ James Geiser
                                   -----------------------------------------
                                    James Geiser
                                    Chief Financial and Chief Accounting Officer

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 22, 1999               By:/s/Trent Wong
                                   ----------------------------------------
                                    Trent Wong
                                    Chief Executive Officer