Form 10-K405
period 1999-12-31
GLOBAL MAINTECH CORP
filed 2000-04-24
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB


 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-14692

                          Global MAINTECH Corporation

     Minnesota                                             41-1523657
State of Incorporation                        I.R.S. Employer Identification No.

                            7578 Market Place Drive
                            Eden Prairie, MN 55344
                                 (952) 944-0400

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

                                Yes     X     No _______
                                    --------

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [X]

The Company's revenues for the Fiscal Year Ended December 31, 1999 totaled $9,831,000.

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2000 was approximately $41,396,000 based upon the closing bid price on the OTC Bulletin Board on that date. The number of shares of the Company's no par value common stock outstanding as of March 16, 2000 was 6,034,958.

Transitional Small Business Disclosure Format (Check One):

                                Yes ____  No  X
                                             --


Copies of the Company's Forms 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from James Geiser at the Company, 7578 Market Place Drive, Eden Prairie, Minnesota 55344, phone 952-944-0400.

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; failure to successfully adjust the Company's product mix and product sales following divestiture of some businesses; failure of the Company to meet its future additional capital requirements; lack of market acceptance of the Company's products, including products under development; the uncertainty in the Company's ability to continue to operate profitably in the future; loss of key personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                     PART I
                                     ------

Item 1.  Description of Business.

General

     The Company, through its subsidiaries Global MAINTECH, Inc. ("GMI") and Singlepoint Systems, Inc. ("SSI"), and divisions, supplies world class systems (device and system consolidation, systems and network management, professional services and storage products) to data centers. These products and services provide solutions that enable companies to better use their IT management tools. The Company's products include the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks. SSI manufactures and sells event notification software and provides professional services to help implement enterprise management solutions. The Company's Lavenir printed circuit board division manufactures and sells printed circuit board design software and plotters. The Company's customers include General Electric Capital Corporation, Burlington Northern Santa Fe Railroad, Systems Management Specialists, Inc., Ferntree Computer Corp. (Australia), SAP America, Inc., Deluxe Corporation, Bank One Services Corp., Worldspan, State Farm Insurance, Southern California Gas, MCI, Alltel Information Services, and Minnesota Mining and Manufacturing. The Company has established partnerships with HP, IBM, BMC, Compaq, Internet Security Solutions, Remedy and Cabletron Spectrum. Together, the Company's products and services provide solutions that enhance the IT Framework solutions provided by these and other partner companies.

     The Company has expanded through internal development and acquisitions. SSI was acquired in November 1998 and on September 29, 1999 the Company purchased the assets, including software, of Lavenir Technology, Inc.

     The Company was incorporated under the laws of the State of Minnesota in 1985 under the name Computer Aided Time Share, Inc. In 1995, the Company changed its name to Global MAINTECH Corporation.

Monitoring Products and Services

          VCC.  This product is a computer system, consisting of hardware and
          ---
software, which monitors and controls diverse computers in a data center from a single, master console. A console is a computer terminal with access to the internal operation of other computers. The VCC can simultaneously manage servers, networks, mainframes and mid-range computers such as those with MVS, VM, OS390, UNIX, Microsoft and Windows NT platforms. The VCC is designed to perform three primary functions:

            - consolidate consoles into one monitor, a "virtual console" or single point of control;
            - monitor and control the computers connected to the virtual console; and

            - automate most, if not all, of the routine processes performed by computer operators in data centers.

It is an external system that monitors and controls the subject mainframe and other data center computers from a workstation-quality reduced instruction set, RISC-based UNIX system, computer which is housed separately from the computers it controls. VCC users are able to:

            -  reduce staffing levels;
            - consolidate all data center operations and technical support functions to a single location regardless of the physical location of the data center(s); and
            - achieve improved levels of operational control and system availability.

The hallmark of this product is that it allows centralized management and automated operations of multiple hardware platforms and networks on a local and remote basis. Users of the VCC are able to consolidate the management of entire data centers, whether the computing devices comprising the data center are located in one location or distributed across the world, into a single workstation that provides complete inter-connectivity and control over a network. The VCC is a hardware and software solution that is easy to install and use. Benefits include: access to enterprise-wide reports at various levels of the network, management of any task or computer console on local or remote basis, and automated warnings of potential or actual system problems. The VCC's ability to consolidate operational computer consoles reduces the need for operational staff, technical support and software licenses. The VCC is scalable to accommodate data center growth and change and can be installed and become operational in just a few days.

     The majority of systems and network management products are represented by software-only products employing invasive software agents, known as active agents, which are installed on each of the mission critical computing devices. Software agents can be either passive collectors of information or active searchers for information. Software that employs active agents is time consuming to install and by its nature activates the need for "change control," one of the eight functions of systems and network management. Any new software must go through the change control process to determine compatibility with all other software deployed on the subject computing device. This process may be extensive depending on which systems and network management software is used.

     The VCC is not designed to compete with the active agent software now prevalent in the industry. It is an external system that accepts the signals and information output of each of the devices to which it is connected. Consequently, it can use the infrastructure provided by native and non-native operational software to control the enterprise computing operations. The greater the information issuing from these devices, the more useful the VCC becomes. As a result, some of the other products offered by us employ passive agents to collect information from host devices or networks before passing that information on to the VCC.

     The VCC is a platform that allows customers to establish enterprise-wide operational control. In addition, we offer other products that complement the VCC, which are described below.

     Global Watch MVS/SNA.  This product can operate on a stand-alone or fully
     --------------------
integrated basis with the VCC to manage a customer's networked environment for IBM's mainframe-based Net View application and customers have confirmed it uses only approximately 5% of the processing capacity required by Net View. In addition, it reduces exposure to network outages, improves average repair times on network problems and provides many analytic problem-solving tools. When Global Watch MVS/SNA is combined with the VCC, the customer can take advantage of the MVS Logical Console, which captures highlighted messages and WTOR's (Write to Operate with Reply) at the instant the messages are produced, in real time, from all LPAR's (Logical Partitions which divide a mainframe device into multiple internal devices), and displays the messages in a single, logical console alert window in the VCC. There is no need for any customization on the host computer's devices and messages can be collected from a nearly infinite number of CPUs/LPARs.

     Alarm Point(TM).  This product can operate on a stand-alone or fully
     ---------------
integrated basis with the VCC. It is an intelligent event notification system designed to receive status messages from event and system management tools, including the VCC, Hewlett-Packard's Open View, IBM's Tivoli TME, Computer Associates' Unicenter, and Cabletron's SPECTRUM, to alert the proper people of critical alarms. Alarm Point makes note of an appropriate "event" by making calls to all types of phones, digital and alphanumeric pagers, faxes and email. Alarm Point

"knows" the notification protocol by implementing pre-determined notification policies set-up using an easy to use graphical user interface. Alarm Point's telephony skills allow it to automatically recognize when a voicemail system or answering machine picks up the call and will leave a message and/or try an alternate contact. Through the use of integration modules and platform specific receptor agents, this telephony-based product has the ability to notify on alarms almost regardless of the hardware platform or operating system on which the alarms originated. Alarm Point is easily installed and can begin telephone notification on the first day of installation.

     Professional Services.  Our forte is providing implementation skills for
     ---------------------
enterprise management tools. We also provide strategic and tactical planning and implementation of enterprise management projects. These include projects involving mainframe, mid-tier and open systems computing environments. They involve projects ranging from the implementation of systems management tools to managing and monitoring mission critical applications within a corporation.
We also install the industry's leading systems management products, including our own.

Tape Library Storage Products

     Through our acquisition of Breece Hill Technologies, Inc., effective on April 1, 1999, we supply automated tape libraries used to backup, restore and archive information stored in networks on servers, PC's and workstations, and on-line data storage subsystems. The Company is currently investigating the possibility of a sale of Breece Hill. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments
- Proposed Sale of Breece Hill."

Sales and Marketing

     We currently employ several different sales channels to properly fit the product. The VCC has been sold primarily through direct sales and through our business partnerships using our sales force. This requires appropriate training for each sales person and direct, consultative sales techniques. The direct sales team is supported by a dedicated telemarketing process and sales support in the form of written materials, CD-ROM presentations, VCR tape presentations and remote PC-based presentation routines available on the salespersons laptop computer. In June 1999, we announced a corporate sponsorship and alliance with Hitachi Data Systems in which it would use its 200-plus sales force and 800-plus systems engineers to sell the VCC. We believe this alliance represents a significant endorsement of the VCC product. In March 2000, Hitachi Data Systems announced that it was scaling back its mainframe operations. As a result, this alliance will diminish in importance.

     Our other products, excluding storage management products, are sold through resellers and strategic arrangements with other companies that have products complementary to ours. The direct sales team and the telemarketing staff sell these other products to allow an entry point to a customer at any level in which the customer may become engaged. In addition, the software-only products may be downloaded from our web-site for free trial for a limited time.

     Our professional services are sold directly to the customer or through strategic partnerships with such companies as BMC Software.

Competition

     The VCC competes with internal monitoring software, which monitors certain pieces of hardware and software applications in the computer in which such internal software is installed. Annual sales of systems and network management software were estimated to be $17 billion as of December 1998. It is believed this market will grow to almost $26 billion by 2001.

     Major products and companies in the system and network management industry are as follows:

        Product             Maker          Base Platform
     -------------   -------------------  ----------------
     Net View        IBM                  Mainframe
     TME             IBM/Tivoli           Mid-range server
     Unicenter       Computer Associates  Mainframe
     Command/Post    Boole & Babbage      Mainframe
     Open View       Hewlett-Packard      Mid-range server

The majority of the makers listed above are expanding their base focus to include other platforms through partnerships, acquisition or further internal development. In all cases these products use active agents and often take months or years to deploy throughout a company's computer network. The mainframe products of other makers can consolidate from 7 to 16 computer consoles but their architecture does not allow significant console consolidation into one monitor. We believe each of these products requires a significant number of people to install, maintain and to complete the installation due primarily to the invasive nature of the active software agents. Also the ability of these other products to be expanded with the addition of new devices and data center sites repeats the complexity of the initial installation. The VCC and related products are all designed to be initially installed in hours or at most days and to automatically recognize the addition or removal of devices after installation. One VCC can consolidate from two to several hundred devices and our other software products such as Global Watch MVS/SNA can monitor from two to thousands of devices. Each of our products performs at least one of eight functions of the systems and network management market described above. The VCC performs all eight of such functions.

          Competition for the AlarmPoint product consists of several other products. Those are supplied by companies such as Telamon and Attention. AlarmPoint has positioned itself as the most feature rich tool on the market. We have stratified the product to compete from a powerful entry level product to the sophisticated high end solution. The size of this specific market is somewhat unknown since it is currently measured as part of the overall systems and network management software market.

          We have positioned ourselves initially in the professional services marketplace as somewhat niche oriented. This has allowed us to carve out a reputation without competing with the large consulting services organizations such as IBM and EDS. As our customer base grows, we believe we will find ourselves competing more head-on with these companies in the future but for now feel we can substantially grow this business in our specific niche.

Research and Development

         Our recent research and development activities have been substantial. Other than the VCC and the Global Watch MVS/SNA products, all of our products were developed in 1998. In addition, we introduced our new E-bus technology for the VCC in 1998. In 1999, we introduced single E-bus units that can be used to connect up to five devices per unit and allow remote access from a primary VCC unit via a customer's LAN or WAN. The single E-bus allows economic access of the VCC technology to any company with widely dispersed devices that tie into a central VCC in another location. Retail organizations with numerous devices dispersed across a wide geographic and computer outsourcers can economically achieve full operational control over the dispersed devices and keep operating expertise centrally located.

         The GlobalWatch MVS/SNA will be re-introduced using the TCP/IP communications protocol and the ability to link management information from mainframes and UNIX workstations. This will bring the functionality of GlobalWatch to additional platforms.

         See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -Recent Developments."

Item 2.  Description of Property.

         The Company's headquarters is located at 7578 Market Place Drive, Eden Prairie, MN 55344. The lease for this location, 17,369 square feet, terminates on September 30, 2001. In conjunction with acquisitions, the Company acquired the following three office leases: (1) 6287 Arapahoe Avenue, Boulder, CO 80303 with 53,590 square feet, (2) 4020 Moorepark Ave., Suite 115, San Jose, CA 95117 with 2,062 square feet and (3) 2440 Estand Way, Pleasant Hill, CA 94523 with 12,000 square feet. These are net leases that provide for monthly payments through October 31, 2002. The Company or one of its subsidiaries is responsible for utilities, insurance, and other operating expenses at all locations.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

                                    PART II
                                    -------

Item 5.  Market for Common Equity and Related Stockholder Matters.

General

         The Company's common stock trades on the OTC Bulletin Board under the symbol "GLBM." The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 1999 and 1998. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                          Year Ended December 31, 1999

                       Quarter          High    Low
                       ------------------------------

                       First            $12.19  $7.19
                       Second             9.84   5.94
                       Third             12.25   6.09
                       Fourth             8.16   5.13


                          Year Ended December 31, 1998

                       Quarter          High    Low
                       ------------------------------

                       First            $13.75  $9.40
                       Second            13.75   9.70
                       Third             11.70   5.65
                       Fourth             8.45   5.30


          As of March 16, 2000, the Company had approximately 3,165 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities.

          The following text describes unregistered offers and sales by the Company of its securities in 1999. All share amounts have been adjusted to reflect the one for five split of the Company's common stock effected on September 2, 1999.

          February Note and Warrant Offering. On February 23, 1999, the Company
          ----------------------------------
received a loan in the amount of $500,000 from five partners in the investment firm of Andersen, Weinroth & Co. In exchange for the loan, the Company issued a promissory note in the amount of $500,000 bearing interest at an annual rate of 10% and warrants to purchase up to 80,000 shares of common stock. The issuance of the note and warrants was made in reliance on the exemption from registration provided in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the promissory note was payable on April 30, 1999, and on the note's maturity date of July 31, 1999. To secure payment under the note, the Company granted the investors in the offering a security interest in both its current and noncurrent assets. Holders of the warrants may exercise them by paying the exercise price in cash or by converting the warrants under a cashless exercise option. The warrants are exercisable at $5.40 per share. Warrants with respect to 26,760 of the 80,000 shares are callable by the Company upon the occurrence of certain conditions set forth in the warrants. Warrants with respect to the remaining 53,240 shares are noncallable. The Company paid in full the balance due under the note as of November 30, 1999.

          March Common Stock Offering.  In March 1999, the Company began a
          ---------------------------
private placement of common stock at a purchase price of $5.625 per share. The Company completed this private placement on May 12, 1999. A total of 265,000 shares were sold for total gross proceeds of $1,491,875. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 26,522 shares of the common stock sold in the offering at an exercise price of $5.625 per share. The common stock sold in this offering was issued in reliance on the exemption from registration provided in Rule 506 promulgated under the Securities Act.

          March Note Offering.  On March 9, 1999, the Company issued to an
          -------------------
accredited investor a $100,000 note bearing interest at the rate of 6% per annum, convertible into common stock at $5.00 per share, and subordinate to current and future debt issued by the Company. The note matured on September 9, 1999. The note was converted into 25,000 shares of common stock in December 1999. The issuance of the note was exempt from registration under Section 4(2) of the Securities Act, and the common stock issued upon conversion of the note was issued in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act.

          March Series C Convertible Preferred Stock Offering. On March 25,
          ---------------------------------------------------
1999, the Company issued 1,600 shares of Series C Convertible Preferred Stock (the "Series C Stock") to certain accredited investors in a private offering for total gross proceeds of $1,600,000. In connection with the offering, the Company also issued warrants to the investors to purchase up to 20,000 shares of common stock. Settondown Capital International Ltd., the placement agent used in connection with the offering, received 75 shares of Series C Stock and a warrant to purchase an aggregate of 20,000 shares of common stock, in addition to $96,000 in fees for costs incurred in connection with the offering, including legal fees. On January 19, 2000, the holders of the Series C stock and the foregoing warrants exchanged their Series C Stock and warrants for shares of the Company's Series D Convertible Preferred Stock and new warrants as described below under "Recent Developments-January 19, 2000 Offering of Series D Convertible Preferred Stock."

          April Acquisition of Breece Hill Technologies, Inc.  On April 14,
          ---------------------------------------------------
1999, the Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock (the "Outstanding Shares") of Breece Hill Technologies, Inc. ("Breece Hill") in connection with the merger of BHT Acquisition, Inc., a subsidiary of GMI, with and into Breece Hill. Breece Hill was the surviving corporation and is now a subsidiary of GMI.

          In exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests ("Escrow Units") in the merger consideration, which consisted of warrants to purchase a total of 900,000 shares of the Company's common stock and the right to receive an earn out payment based in part on the sales of Breece Hill over the twelve months following the acquisition. This earn out payment will be made, if required under the merger agreement based on Breece Hill's sales, in no more than 2,000,000 shares of the Company's common stock, in the aggregate, and an indeterminate amount of cash. In connection with the acquisition, Breece Hill issued 400,000 shares of Series B Convertible Preferred Stock to Hambrecht & Quist Guaranty Finance LLC in exchange for the cancellation of 1,000,000 of debt secured by certain assets of Breece Hill. The preferred stock has a monthly dividend of $10,000 payable in cash and Escrow Units and is convertible at the option of the holder into common stock of the Company. The Company has recorded this preferred stock as a minority interest in Breece Hill. All securities issued in connection with this transaction were issued in reliance on the exemption from registration provided in Rule 506 promulgated under the Securities Act.

          On December 27, 1999, the Company approved a formal plan with regard to the disposal of Breece Hill. Accordingly, the estimated loss from the disposal of the Breece Hill segment and the financial position, results of operations and cash flows of Breece Hill have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying financial statements and notes thereto.

          May Note Offering.  On May 7, 1999, the Company issued convertible
          -----------------
notes payable to two accredited investors in the aggregate principal amount of $167,372. The notes were convertible into common stock at $6.25 per share, bore interest at the rate of 6% per annum, and were subordinate to current and future debt issued by the Company. The notes were due on November 7, 1999; however, on September 9, 1999, the notes were converted, in accordance with their terms, into 26,554 shares of common stock. The notes were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act, and the common stock issued upon conversion of the notes was issued in reliance on Section 3(a)(9) of the Securities Act.

          June Common Stock Offering.  On June 28, 1999, the Company began a
          --------------------------
private placement of common stock at a purchase price of $5.00 per share. A total of 144,430 shares were sold for total gross proceeds of $722,150. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the placement agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering at an exercise price of $5.00 per share. The shares and warrant were issued in reliance on the exemption from registration provided in Rule 506 promulgated under the Securities Act.

          August Warrant Offering.  On August 6 and again on September 30, 1999,
          -----------------------
the Company rescheduled the principal payment of $250,000 of a $500,000 note payable to certain partners in the investment firm of Andersen, Weinroth & Co., which originally was due on July 31, 1999. The due date of this payment was extended to November 30, 1999, and was paid in full by the Company by such date. In connection with these reschedulings, the Company issued warrants to purchase a total of 20,000 shares of common stock at an exercise price of $5.40 per share to Andersen, Weinroth. These warrants have a term of five years and were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

       August Common Stock Offering.  On August 26, 1999, the Company issued
       ----------------------------
238,000 shares of common stock to Liviakis Financial Communications, Inc. ("Liviakis") in exchange for an agreement by Liviakis to perform public relations work for the Company. An additional 20,000 shares of common stock were issued to The Geneva Group, Inc. to perform public relations work for the Company in Europe. The Liviakis agreement was amended as of November 17, 1999 to extend its term through April 1, 2001. The Company issued an additional 390,000 shares of common stock to Liviakis in consideration for extension of the term. Pursuant to the agreement, Liviakis agreed to a lock-up of the shares until the expiration of the term of the consultancy. The foregoing shares were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

       September Asset Purchase from Lavenir Technology, Inc.  On September 28,
       ------------------------------------------------------
1999, the Company, through GMI, purchased substantially all the assets of Lavenir Technology, Inc., a California corporation ("Lavenir"), pursuant to an Agreement and Plan of Reorganization (the "Purchase Agreement") by and among the Company, GMI and Lavenir.

       The total purchase price of $5,300,000 was paid in 266,000 shares of the Company's common stock delivered to Lavenir at closing, and $400,000 in the form of a note payable due on January 31, 2000. In November 1999, the $400,000 note was re-negotiated to a $100,000 note payable due January 31, 2000 in return for 100,000 shares of the Company's common stock. A number of additional shares of common stock not to exceed 700,000 are issuable as of April 30, 2000 sufficient to cause the value of the shares and debt previously issued and the original $400,000 liability to total $5,300,000 as of April 30, 2000. The holders of common stock issued by the Company in connection with the acquisition were granted customary registration rights. All securities issued in connection with this transaction were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

       In addition to purchasing substantially all of the assets of Lavenir (including rights under and to Lavenir's computer software products and the trademarks and copyrights related thereto), the Company assumed certain liabilities of Lavenir, including Lavenir's ongoing leases, debt and contract obligations. The primary assets acquired by the Company were a suite of CAD/CAM software products which provide the ability to design, test, verify and repair precision graphics designs. This software is sold independently or with Raster Photoplotters, sophisticated hardware products used to build master printed circuit boards.

       November Common Stock Offering.  On November 30, 1999, in a transaction
       -------------------------------
separate from the consulting agreement referenced above under "August Common Stock Offering," the Company issued to John and Renee Liviakis 125,000 shares of common stock for $500,000. The parties agreed to a lock-up of the shares for the same period as the lock-up referenced under "August Common Stock Offering" above. The shares issued in this transaction were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

       November Note Offering.  On November 12, 1999, the Company issued a
       ----------------------
convertible note in the amount of $300,000 in connection with the Company's anticipated offering of Series D Convertible Preferred Stock. The note was convertible into the Company's Series D Convertible Preferred Stock at $1,000 per share. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-January 19, 2000 Offering of Series D Convertible Preferred Stock." The note was issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

       December Series E Convertible Preferred Stock Offering.  On December 30,
       -------------------------------------------------------
1999, the Company issued 2,650 shares of Series E Convertible Preferred Stock ("Series E Stock") and warrants to purchase 51,000 shares of common stock in a private placement for consideration totaling $2,650,000. Each share of Series E Stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of $5.125 or 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date. The holders of Series E Stock are also entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable upon conversion of the Series E Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due. Each warrant entitles its holder to purchase common stock at $5.125 per share at any time before the fifth anniversary of the date of issuance of the warrant. All securities issued in connection with this transaction were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the years ended December 31, 1999 and 1998. These results include the operations of GMI and its subsidiaries.

         Net sales from continuing operations for the year ended December 31, 1999 were $9,831,000 compared to net sales of $6,209,000 in the year ended December 31, 1998. Systems sales were $2,876,000 in 1999 compared to $4,246,000 in 1998. The decrease in systems sales in 1999 is primarily due to reduced sales of VCC systems. Maintenance fees on previously sold systems were $1,299,000 and consulting fees were $3,458,000 in 1999. Maintenance and consulting fees in 1998 were $948,000 and $704,000, respectively. The increase in maintenance fees in 1999 is related to fees on new products in 1999. The increase in consulting fees in 1999 is due to the increased consulting fees earned by the Company's SSI subsidiary acquired in November 1998. Other revenues in 1999 of $2,199,000 include primarily software product sales which increased significantly over 1998 due to inclusion of SSI and the printed circuit board division sales for the full year 1999.

         Cost of sales as a percentage of sales decreased to 36.9% in the year ended December 31, 1999 from 37.4% in the prior year. This decrease is primarily related to higher consulting fees in 1999. The amortization of software development costs was $1,916,000 in 1999 compared to $957,000 in 1998. The materials component of sales, which is related to sales volume, also decreased in 1999 as a percentage of sales compared to 1998. Cost of sales for 1999 includes $210,000 for writedown of inventory, primarily VCC component parts. Gross margin from continuing operations in 1999 was 63.1% compared to 62.6% in 1998.

         Selling, general and administrative costs from continuing operations for the year ended December 31, 1999 were $12,855,000 compared to $4,414,000 for 1998. The year-over-year increase of $8,441,000 is related to non-cash equity transactions and to acquisitions. In 1999 the Company recorded $2,850,000 as non-cash equity expenses for issuance of 648,000 shares of common stock for a financial investment advisory program begun on August 30, 1999 and extending into April 2001. The terms of the contract under which these shares were issued require the Company to reflect this cost at the start of the program. The Company does not expect to incur any significant cash expenditures for this program, which was not in force in 1998.

         Selling, general and administrative expenses attributable to Lavenir, which was acquired on September 29, 1999, were $628,000 and selling, general and administrative expenses attributable to acquisitions made during 1998 increased $4,022,000 over the prior year as a result of including such operations for the full year in 1999. Expense categories with significant increases are legal, accounting, rent and advertising. The increases in legal and accounting are related to the amount of financing and acquisition activities of the Company in 1999. Rent increased as a result of the additional space requirements of the Company for which multiple year commitments were made during 1998. The increase in advertising expenses is consistent with the additional products the Company sells and the development of materials for distribution to potential customers. In the fourth quarter of 1999 the Company took action to reduce expenses in its VCC business, primarily in the software development function, and reduced headcount by approximately 20 from a total of 40 in the VCC and corporate administration areas.

         Research and development costs for the year ended December 31, 1999 were approximately $2,830,000 compared to $1,291,000 for the same period in the prior year. The increase of $1,539,000 in 1999 is primarily due to the amortization of purchased technology and partially due to the increased number of employees devoted to the development function in the first nine months of the year.

         Other operating expenses of $5,442,000 in 1999 consist of restructuring charges for writedowns of capitalized software development costs, purchased technology and equipment. In the fourth quarter of 1999 the Company determined that capitalized development costs with a net book value of $1,938,000 would not be recoverable due to the Company's decision to use different tools and techniques in future development. The Company also entered into settlement discussions with Infinite Graphics Incorporated ("IGI") to transfer back to IGI certain assets previously acquired and resolve mutual claims; this resulted in the Company recording a charge of $2,470,000, primarily for the writeoff of purchased technology. Equipment writedowns were due to staffing reductions in the fourth quarter that reduced the need for research and development equipment.

     Other income and expenses in the year ended December 31, 1999 consisted of interest expense, interest income and expenses related to issuance of debt and equity. The increased interest expense is due to the higher debt level during 1999; notes payable were $5,458,000 as of December 31, 1999 compared to $2,295,000 as of December 31, 1998. Other expense for 1999 includes non-cash interest expense of approximately $768,000 for penalty interest related to the delay in registration of the underlying common stock into which Series B Stock and Series C Stock is convertible and approximately $1,658,000 for the intrinsic value of warrants issued to lenders. In 1999 other expense also includes approximately $412,000 for amortization and writeoff of debt issuance costs.
The majority of interest income in 1998 is primarily due to lease income where the Company has acted as lessor of its VCC systems. No such lease activities occurred in 1999.

     Loss from discontinued operations was $4,410,000 and loss on disposal of discontinued operations was $16,357,000 in 1999. These amounts relate to the Company's decision to sell its Breece Hill subsidiary, which was acquired in April 1999. The Company determined that Breece Hill would require additional capital funding and decided to sell Breece Hill to focus capital resources on its core systems and software products and services businesses. The loss from discontinued operations includes $2,920,000 of amortization of purchased technology.

Liquidity and Capital Resources

     As of December 31, 1999, the Company had negative working capital of $17,438,000 compared to positive working capital of $2,068,000 as of December 31, 1998. The decrease is related primarily to higher accounts payable and accrued liabilities, including $7,265,000 for acquisition-related obligations which are expected to convert to equity or be released according to agreements executed or expected to be executed in the year 2000. In addition, liabilities include $5,300,000 for the discontinued operations of Breece Hill and notes payable of $5,390,000 classified as current due to the Company operating under a workout arrangement with its primary secured lender.

     Net cash used in operating activities for the year ended December 31, 1999 was $1,189,000 compared to $1,283,000 used by such activities in the year ended December 31, 1998. The major adjustments to reconcile the 1999 net loss of $38,897,000 to the net cash used in operating activities were the loss from discontinued operations of $4,410,000 and the loss on disposal of discontinued operations of $16,357,000, both of which relate to the Company's decision to sell its Breece Hill subsidiary. In 1999 the Company had a writedown of assets totaling $5,441,000 and issued equity instruments for services and payments of interest totaling $3,001,000. Depreciation and amortization was $6,419,000 in 1999 compared to $1,611,000 in 1998. With respect to operating assets, cash of $634,000 was used to increase accounts receivable and prepaid expenses in 1999 and cash of approximately $2,850,000 was provided by increases in current liability accounts, primarily accounts payable and accrued liabilities.

     Cash used by investing activities in the year ended December 31, 1999 was $6,801,000 and reflects purchases of property and equipment of $443,000, investment in software development of $2,691,000 and purchases of companies of $3,587,000. The investment in software development for 1999 represents costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs occurring in the first nine months of the Company's fiscal year. In the last quarter of fiscal year 1999 the Company decided to change the direction in its software development program. Such costs were significantly curtailed and $1,938,000 of such costs were written off as noted above. The investment in property and equipment in 1999 also occurred substantially in the first nine months of the year. In 1998 the Company invested approximately $2,052,000 in capitalized computer software development, $1,076,000 in property and equipment and $1,277,000 in purchases of companies which was partially offset by cash received from the sale of sales-type leases and the collection of a note receivable.

     Net cash of approximately $9,498,000 was provided by financing activities in the year ended December 31, 1999. This reflects gross proceeds before expenses from the issuance of preferred stock of approximately $3,862,000 through the issuance of Series C Stock and Series E Stock. Cash was also provided by the issuance of common stock, primarily from private placements of $2,637,000. Proceeds were received from the issuance of long-term debt in the amount of $4,311,000, with such proceeds partially offset by the disbursement for deferred debt costs of $139,000. In 1999 payments on long-term debt were $1,232,000. In the year ended December 31, 1998 cash was provided by the issuance of $3,673,000 of Preferred and Common Stock and the issuance of debt in the net amount of $150,000.

     Presently, with the issuance after December 31, 1999 of additional convertible preferred stock of approximately $2,700,000 and the sale of the Lavenir software assets anticipated in May or June 2000, with expected proceeds of $2,900,000, the Company believes that it has sufficient working capital to pay its current liabilities. The Company expects that its Breece Hill subsidiary will not be a substantial drain on the cash resources of the Company and believes Breece Hill will be sold sometime during the year 2000. In addition to the proceeds received from the issuance of equity and the sale of Lavenir assets discussed above, the Company believes its working capital will improve as the Company's profitability improves. The Company expects its profitability to improve as a result of further increases in sales and the expense reduction programs implemented during fourth quarter 1999.
Nevertheless, the Company can provide no assurance as to its future profitability, access to the capital markets nor the completion of its projected asset and business sales.

Recent Developments

Proposed Sale of Breece Hill

     On February 3, 2000, the Company entered into a stock purchase agreement with Tandberg Data ASA of Oslo, Norway ("Tandberg"), GMI, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, pursuant to which Tandberg would purchase the Company's Breece Hill subsidiary. The closing of the transaction is subject to, among other things, approval by both the Company's and Tandberg's shareholders. The Company's shareholders approved the transaction at a special meeting held on April 5, 2000. Tandberg has informed the Company that it does not believe the transaction will be approved by Tandberg's shareholders, and has suggested that the parties terminate the agreement. The Company has advised Tandberg that it continues to desire to close the transaction. The parties are currently discussing the appropriate course of action to pursue.

     Under the terms of the stock purchase agreement, if the transaction were consummated:

     . the Company would sell all of the common stock of Breece Hill to Tandberg in exchange for $3.4 million in cash, less transaction costs and holdbacks;

     . Tandberg would assume or repay approximately $6.1 million in additional liabilities of Breece Hill;

     . the Company and GMI would be released from their obligations with respect to approximately $5.7 million of debt to be prepaid by Tandberg at the closing;

     . holders of Breece Hill Series B preferred stock would receive up to $1 million in cash in the aggregate;

     . former holders of Breece Hill Series A preferred stock at the time of the acquisition of Breece Hill by GMI (the "Former BH Series A Holders") would receive up to approximately $1.5 million in cash in the aggregate;

     . former holders of Breece Hill common stock at the time of the acquisition of Breece Hill by GMI (the "Former BH Common Holders") would receive warrants to purchase up to 5,091,160 ordinary shares of Tandberg at a price of 30 Norwegian Kroner, up to 518,225 shares of the Company's common stock in the aggregate and warrants to purchase up to 200,000 shares of the Company's common stock in the aggregate; and

     . the Former BH Series A Holders and the Former BH Common Holders would release any claims they may have against the Company, GMI, Breece Hill or Tandberg, except for certain claims against the Company and GMI related to the Company's obligation to issue options under the merger agreement between Breece Hill and GMI.

Listing on Nasdaq SmallCap Market

     By letter dated April 19, 2000 Nasdaq notified the Company that Nasdaq had closed the Company's application for listing on the Nasdaq SmallCap Market. In its letter, Nasdaq explained that it had closed the Company's application because the Company's share price had fallen below $4.00 (the minimum closing bid price required for initial inclusion in the SmallCap Market). In addition, Nasdaq noted that the Company did not file this Annual Report in a timely manner. The Company has filed a Notification of Late Filing on Form 12b-25 which would have resulted in this Annual Report being considered timely if filed on or before April 14, 2000, but because of the complexities of the Company's operations,acquisitions and discontinued operations, the Company's financial statements were not finalized until after that date. The Company expects to reapply for listing on the SmallCap Market as soon as it meets the SmallCap Market's requirements for initial inclusion.

Settlement of VCC Litigation

     On February 15, 2000, the Company and GMI were served with a patent infringement suit filed in the federal district court for the Northern District of Oklahoma. The suit alleged, among other things, that the Company's VCC product, when monitoring a mainframe computer, infringed on a patent held by the plaintiffs, IDG, Inc., an Oklahoma corporation, and R. Brent Johnson. The Company believed that the plaintiffs' claims were without merit, but settled the claims on March 16, 2000, in order to avoid potentially protracted and costly litigation.

Increase in Authorized Number of Shares of Capital Stock

     On February 3, 2000, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation (the "Amendment") to increase the authorized capital stock of the Company to 18,500,000 shares from the 10,711,724 shares currently authorized, subject to approval by the shareholders. The shareholders approved the Amendment at a Special Meeting held on April 5, 2000. The Amendment will permit the Company to meet its obligations to issue shares under existing agreements and give the Board the flexibility to declare stock dividends at such times as it may deem appropriate, make acquisitions using stock, raise equity capital or use the additional shares for other general corporate purposes.

Sale of Lavenir Software Operations

     On March 24, 2000, the Company signed a letter of intent to sell the software operations of its wholly owned Lavenir subsidiary. The sale is to a publicly traded international company that is a leading independent producer of desktop electronic design automation (EDA) software for the Microsoft Windows environment. The letter of intent provides for a gross purchase price of approximately $4,000,000 with $2,900,000 net in cash. The difference of $1,100,000 is based on the licensing back of the software to enable Lavenir to continue to use this software in its remaining products and markets.

Asset Sale to MT Acquiring Corp.

     The Company, GMI, and Magnum Technologies, Inc., a wholly owned subsidiary of GMI ("Magnum"), sold all of the business and properties used by GMI in connection with its business conducted under the Magnum name pursuant to an Agreement of Purchase and Sale of Assets made as of January 26, 2000 by and among MT Acquiring Corp., Tim Hadden, Greg Crow, GMI, Magnum and the Company.
In the sale, MT Acquiring Corp. received properties and three software products used to provide network monitoring and analysis services: CAP-TREND, Coordinator and Advantage. MT Acquiring Corp. and it principals, Tim Hadden and Greg Crow, also received a release from GMI, Magnum and the Company for all claims arising out of the association of MT Acquiring Corp.'s principals with GMI, Magnum and the Company. In exchange for the foregoing, MT Acquiring Corp. and its principals released all claims against the Company, GMI and Magnum relating to the parties' activities before January 26, 2000, assumed various obligations and contracts related to the business, and delivered a subordinated promissory note payable to the Company in the amount of $214,000. The note bears interest at six percent annually and provides for four semi-annual payments of principal and interest from the date of the note until its maturity date of December 30, 2001.

Proposed Settlement Agreement with IGI

     The Company has signed a letter of intent and is currently negotiating the transfer of certain assets and the termination of various software licenses under a proposed settlement agreement between the Company and IGI. The Company acquired the assets and licenses under a February 27, 1998 License and Asset Purchase Agreement with IGI. The assets to be transferred would include those used by GMI in designing, assembling and marketing computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. The terminated licenses would include an exclusive software license of software products used in the business and a non-exclusive license of software used in both the Company's business and IGI's business. The transfer and termination would be made in exchange for IGI's assumption of specific contracts and liabilities related to the assets and for mutual release of all claims arising from the License and Asset Purchase Agreement, including IGI's release of payment obligations of the Company.

Sale of Assets Acquired from Asset Sentinel, Inc.

     Effective March 31, 2000 the Company amended the Asset Purchase Agreement dated as of October 1, 1998 by and among the Company, GMI, and Asset Sentinel, Inc. ("ASI"), in which the assets of ASI were purchased by GMI. Pursuant to the amendment, the assets were returned to ASI. ASI also received a release from GMI and the Company for all claims arising out of the association of ASI with GMI and the Company. In exchange for the foregoing, ASI released all claims it might have against the Company and GMI relating to the parties' activities before March 31, 2000 and assumed various obligations and contracts related to the assets transferred.

January 19, 2000 Offering of Series D Convertible Preferred Stock.

     On January 19, 2000, the Company issued 2,725 shares of Series D Convertible Preferred Stock ("Series D Stock") in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of convertible promissory notes issued by the Company on November 12, 1999, (3) 1,600 shares to the holders of the Company's then outstanding Series C Convertible Preferred Stock (the "Series C Stock") in exchange for all of their Series C Stock; and (4) 125 shares to the placement agent as compensation for placement agent services. In addition, in connection with the Series D Stock offering (1) the holders of warrants issued in the Series C Stock offering were issued warrants to purchase 20,000 shares of common stock in exchange for the warrants issued to them in the Series C Stock offering. The Company also issued 30,000 shares of common stock to the new investors and 120,000 shares of common stock to the holders of the Series C Stock. Each share of Series D Stock is convertible into the number of shares of common stock calculated by dividing the stated value of such share ($1,000) by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. Holders of Series D Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due. Each warrant entitles its holder to purchase common stock at $8.30 per share at any time before the fifth anniversary of the date of issuance of the warrant.

     The Company agreed to use its best efforts to register the shares of common stock underlying the Series D Stock and the warrants and to pay a penalty if such registration is not effective by the 120th day after issuance of the Series D Stock. This penalty is equal to 2% of the purchase price of the Series D Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The shares were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

February 23, 2000 Offering of Series F Convertible Preferred Stock.

     On February 23, 2000, the Company issued 2,000 shares of Series F Convertible Preferred Stock ("Series F Stock") to certain accredited investors in a private offering. In connection with the offering, the Company also issued warrants to the investors to purchase 50,000 shares of common stock. The holders of Series F Stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely affect the rights of such holders, or as may otherwise be required by law. The holders of Series F Stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series F Stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Stock, Series B Stock, Series D Stock or Series E Stock are entitled. Dividends on shares of the Series F Stock are cumulative and are payable only upon conversion of the Series F Stock. Each share of Series F Stock is convertible at any time into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $6.75 or 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately preceding the conversion date. All outstanding shares of Series F Stock will be automatically converted into common stock on February 23, 2002. Each warrant is callable, and has a five-year term and an exercise price of $11.00 per share. The Company agreed to file a registration statement with regard to sales of the common stock underlying the Series F Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series F Stock. This penalty is equal to 2% of the purchase price of the Series E Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The foregoing shares and warrants were issued in reliance on the exemption from registration provided in Rule 506 promulgated under the Securities Act.

Item 7.  Financial Statements.

                    Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditors' Report                                              16

Consolidated balance sheets                                               17

Consolidated statements of operations                                     19

Consolidated statements of stockholders' equity (deficit)                 20

Consolidated statements of cash flows                                     21

Notes to consolidated financial statements                                22

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Global MAINTECH Corporation:

We have audited the accompanying consolidated balance sheets of Global MAINTECH Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global MAINTECH Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency and an accumulated deficit that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for depreciation.



                                                        /s/ KPMG LLP

Minneapolis, Minnesota
April 14, 2000

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           December 31,              December 31,
                                                              1999                     1998
                                                      ---------------------     -------------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $     2,171,648           $       664,066
 Accounts receivable, less allowance for doubtful
   accounts of $115,000 and $300,000, respectively          2,013,371                 2,283,578
 Other receivables                                             94,211                   147,466
 Inventories                                                1,322,336                   861,418
 Prepaid expenses and other                                   161,252                    80,094
 Current portion of investment in
  sales-type leases                                            20,753                    20,776
                                                         ------------               -----------

   Total current assets                                     5,783,571                 4,057,398

Property and equipment, net                                   823,286                 1,042,432
Leased equipment, net                                         123,285                   124,658
Software development costs, net                             1,092,283                 2,273,834
Purchased technology and other intangibles, net            12,371,739                 1,419,008
Net investment in sales-type leases,
  net of current portion                                            -                    22,410
Other assets, net                                             131,835                   193,191
                                                         ------------               -----------


                                                      $    20,325,999           $     9,132,931
                                                         ============               ===========

 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            December 31,
                                                                                       1999                   1998
                                                                               ------------------      -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable                                                             $        2,103,764      $           867,120
  Current portion of  notes payable                                                     5,390,270                  595,680
  Accrued liabilities, compensation and payroll taxes                                   1,103,004                  267,581
  Accrued consideration related to acquisitions                                         7,264,519                        -
  Accrued interest and penalties                                                          802,801                        -
  Accrued dividends                                                                       259,919                   31,049
  Deferred revenue                                                                        997,141                  228,231
  Net liabilities of discontinued operation                                             5,300,000                        -
                                                                               ------------------      -------------------

      Total current liabilities                                                        23,221,418                1,989,661
                                                                               ------------------      -------------------

  Notes payable, less current portion                                                      68,012                1,700,000
                                                                               ------------------      -------------------

      Total liabilities                                                                23,289,430                3,689,661

STOCKHOLDERS' EQUITY (DEFICIT)

 Voting, convertible preferred stock - Series A, no par value;
   887,980 shares authorized; 86,896 shares in 1999 and
   129,176 shares in 1998 issued and outstanding; total
   liquidation preference of outstanding  shares-$32,586                       $           40,765      $            60,584
 Voting, convertible preferred stock - Series B, no par value;
   123,077 shares authorized; 51,632 shares in 1999 and
   67,192 shares in 1998 issued and outstanding; total
   liquidation preference of outstanding shares-$1,678,040
 Convertible preferred stock - Series C, no par value;
   1,675 shares authorized; 1,675 shares in 1999 and none in                            1,678,069                2,183,769
   1998 issued and outstanding; total liquidation preference of
   outstanding shares-$1,675,000                                                        1,368,712                        -
 Convertible preferred stock - Series E, no par value;
     2,675 shares authorized; 2,675 shares in 1999 and none in
     1998 issued and outstanding; total liquidation preference of
     outstanding shares-$2,675,000                                                      2,097,605                        -
 Common stock, no par value; 17,484,593 shares authorized;
  5,404,099 shares in 1999 and 3,681,879 shares in  1998
  issued and outstanding                                                                        -                        -
Additional paid-in-capital                                                             35,117,564                7,362,796
Notes receivable-officers                                                                (235,500)                (294,500)
Accumulated deficit                                                                   (43,030,646)              (3,869,379)
                                                                               ------------------      --------------------

   Total stockholders' equity (deficit)                                                (2,963,431)               5,443,270
                                                                               ------------------      --------------------

                                                                               $       20,325,999      $         9,132,931
                                                                               ==================      ====================

 The accompanying notes are an integral part of these consolidated statements.

                          GLOBAL MAINTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended
                                                                                December 31,
                                                                   -------------------------------------
                                                                         1999                  1998
                                                                   ----------------      ---------------
Net sales:
  Systems                                                          $      2,875,714      $     4,245,684
  Maintenance, consulting and other                                       6,955,651            1,963,625
                                                                   ----------------      ---------------
         Total net sales                                                  9,831,365            6,209,309

Cost of sales:
  Systems                                                                   631,144            1,127,361
  Maintenance, consulting and other                                       2,993,467            1,195,941
                                                                   ----------------      ---------------
         Total cost of sales                                              3,624,611            2,323,302
                                                                   ----------------      ---------------

         Gross profit                                                     6,206,754            3,886,007

Operating expenses:
  Selling, general and administrative                                    12,855,454            4,414,140
  Research and development                                                2,829,782            1,291,253
  Other operating expenses                                                5,441,539                    -
                                                                   ----------------      ---------------

         Loss from operations                                           (14,920,021)          (1,819,386)

Other income (expense):
  Loss on sales of property and equipment                                   (51,000)                   -
  Interest expense                                                         (558,063)            (286,272)
  Interest income                                                             4,007              146,786
  Other Expense                                                          (2,837,633)             (44,294)
                                                                   ----------------      ---------------
         Total other income (expense), net                               (3,442,689)            (183,780)
                                                                   ----------------      ---------------

Loss from continuing operations                                         (18,362,710)          (2,003,166)

Discontinued operations:
  Loss from discontinued operations; net of tax                          (4,409,727)                   -
  Loss on disposal of discontinued operations; net of tax               (16,356,792)                   -
                                                                   ----------------      ---------------

Loss before cumulative effect of change in accounting                   (39,129,229)          (2,003,166)
 principle

Cumulative effect of change in method of depreciation                       231,936                    -
                                                                   ----------------      ---------------

           Net loss                                                $    (38,897,293)     $    (2,003,166)

Accrual of cumulative dividends on preferred stock                         (263,974)             (31,049)
Attribution of beneficial conversion feature on preferred stock          (2,442,432)            (326,385)
                                                                   ----------------      ---------------

Net loss attributable to common stockholders                       $    (41,603,699)     $    (2,360,600)
                                                                   ================      ===============


Basic loss per common share:
  Loss from continuing operations                                  $         (4.944)     $        (0.643)
  Loss from discontinued operations                                          (4.873)                   -

  Loss before cumulative effect of change in accounting principle            (9.817)              (0.643)
  Cumulative effect of change in accounting principle                         0.054                    -
                                                                   ----------------      ---------------
  Net loss                                                         $         (9.763)     $        (0.643)
                                                                   ================      ===============

Diluted loss per common share:
  Loss from continuing operations                                  $         (4.944)     $        (0.643)
  Loss from discontinued operations                                          (4.873)                   -
                                                                   ----------------      ---------------
  Loss before cumulative effect of change in accounting principle            (9.817)              (0.643)
  Cumulative effect of change in accounting principle                         0.054                    -
                                                                   ----------------      ---------------
  Net loss                                                         $         (9.763)     $        (0.643)
                                                                   ================      ===============

Shares used in calculations:
  Basic                                                                   4,261,508            3,670,342
  Diluted                                                                 4,261,508            3,670,342

 The accompanying notes are an integral part of these consolidated statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         Preferred stock A      Preferred stock B      Preferred stock C
                                                       -----------------------------------------------------------------
                                                       Shares        amount     Shares      amount     Shares    amount
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           244,113   $114,489         -             -        -            -

Net Loss                                                     -          -         -             -        -            -

Accrual of dividends on preferred stock                      -          -         -             -        -            -

Sales of common stock                                        -          -         -             -        -            -

Value of stock options issued in acquisition                 -          -         -             -        -            -

Stock issue costs                                            -          -         -             -        -            -

Exercise of common stock options and warrants                -          -         -             -        -            -

Sales of series B preferred stock                            -          -   335,961     2,183,769        -            -

Converted preferred shares Series A                  (114,937)    (53,905)        -             -        -            -
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                           129,176   $ 60,584    67,192    $2,183,769        -            -

Net loss                                                     -          -         -             -        -            -

Sales of common stock                                        -          -         -             -        -            -

Sales of series C preferred stock                            -          -         -             -    1,600    1,464,712

Sales of series E preferred stock                            -          -         -             -        -            -

Stock issue costs                                            -          -         -             -       75      (96,000)

Stock, options, and warrants issued for services             -          -         -             -        -            -

Warrants issued in connection with debt                      -          -         -             -        -            -

Issuances of common stock, warrants, and
     options in connection with acquisitions (see
     Notes 3 and 7):
     Lavenir                                                 -          -         -             -        -            -
     Breece Hill                                             -          -         -             -        -            -
     SSI                                                     -          -         -             -        -            -

Amortization of beneficial conversion
     feature on convertible debt                             -          -         -             -        -            -

Exercise of common stock options and warrants                -          -         -             -        -            -

Accrual of dividends on preferred stock
                                                             -          -         -             -        -            -

Payment of preferred dividends with
     common stock                                            -          -         -             -        -            -

Conversion of preferred shares                        (42,280)    (19,819)  (15,560)     (505,700)       -            -

Conversion of debt and accrued interest                      -          -         -             -        -            -

Receipt of payment on notes receivable                       -          -         -             -        -            -
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                            86,896   $ 40,765    51,632    $1,678,069    1,675   $1,368,712
                                                     ==================================================================

                                                                                                   Addtional       Notes
                                                        Preferred stock E         Common stock      paid-in     receivables
                                                       -------------------      ----------------
                                                       Shares       amount      Shares    amount    capital       officers
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                -            -   17,084,858       -   $ 5,295,829     $(294,500)

Net Loss                                                    -            -            -       -             -             -

Accrual of dividends on preferred stock                     -            -            -       -             -             -

Sales of common stock                                       -            -    1,092,001       -     1,800,350             -

Value of stock options issued in acquisition                -            -            -       -       524,000             -

Stock issue costs                                           -            -            -       -      (346,922)            -

Exercise of common stock options and warrants               -            -      117,601       -        35,634             -

Sales of series B preferred stock                           -            -            -       -             -             -

Converted preferred shares Series A                         -            -      114,937       -        53,905             -
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                -            -    3,681,879       -   $ 7,362,796     $(294,500)

Net loss                                                    -            -            -       -             -             -

Sales of common stock                                       -            -      534,578       -     2,713,399             -

Sales of series C preferred stock                           -            -            -       -       135,288             -

Sales of series E preferred stock                       2,650    2,389,630            -       -       260,370             -

Stock issue costs                                          25     (292,025)           -       -      (235,439)            -

Stock, options, and warrants issued for services            -            -      648,000       -     2,994,785             -

Warrants issued in connection with debt                     -            -            -       -     1,196,970             -

Issuances of common stock, warrants, and
     options in connection with acquisitions (see
     Notes 3 and 7):
     Lavenir                                                -            -      266,000       -     4,900,000             -
     Breece Hill                                            -            -       45,000       -    11,960,782             -
     SSI                                                    -            -            -       -     2,381,080             -

Amortization of beneficial conversion
     feature on convertible debt                            -            -            -       -       460,624             -

Exercise of common stock options and warrants               -            -       73,575       -       158,740             -

Accrual of dividends on preferred stock
                                                            -            -            -       -             -             -

Payment of preferred dividends with
     common stock                                           -            -        6,149       -        35,104             -

Conversion of preferred shares                              -            -       96,880       -       525,519             -

Conversion of debt and accrued interest                     -            -       52,038       -       267,546             -

Receipt of payment on notes receivable                      -            -            -       -             -        59,000
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                            2,675   $2,097,605    5,404,099       -   $35,117,564     $(235,500)
                                                     ======================================================================

                                                        Accumulated
                                                         deficit         Total
---------------------------------------------------------------------------------
Balance at December 31, 1997                          $ (1,835,164)  $  3,280,654

Net Loss                                                (2,003,166)    (2,003,166)

Accrual of dividends on preferred stock                    (31,049)       (31,049)

Sales of common stock                                            -      1,800,350

Value of stock options issued in acquisition                     -        524,000

Stock issue costs                                                -       (346,922)

Exercise of common stock options and warrants                    -         35,634

Sales of series B preferred stock                                -      2,183,769

Converted preferred shares Series A                              -              -
---------------------------------------------------------------------------------

Balance at December 31, 1998                          $ (3,869,379)  $  5,443,270

Net loss                                               (38,897,293)   (38,897,293)

Sales of common stock                                            -      2,713,399

Sales of series C preferred stock                                -      1,600,000

Sales of series E preferred stock                                -      2,650,000

Stock issue costs                                                -       (623,464)

Stock, options, and warrants issued for services                 -      2,994,785

Warrants issued in connection with debt                          -      1,196,970

Issuances of common stock, warrants, and
     options in connection with acquisitions (see
     Notes 3 and 7):
     Lavenir                                                     -      4,900,000
     Breece Hill                                                 -     11,960,782
     SSI                                                         -      2,381,080

Amortization of beneficial conversion
     feature on convertible debt                                 -        460,624

Exercise of common stock options and warrants                    -        158,740

Accrual of dividends on preferred stock
                                                          (263,974)      (263,974)

Payment of preferred dividends with
     common stock                                                -         35,104

Conversion of preferred shares                                   -              -

Conversion of debt and accrued interest                          -        267,546

Receipt of payment on notes receivable                           -         59,000
---------------------------------------------------------------------------------

Balance at December 31, 1999                          $(43,030,646)  $ (2,963,431)
                                                      ===========================


The accompanying notes are an integral part of these consolidated statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended
                                                                                     December 31,
                                                                        --------------------------------------
                                                                               1999                   1998
                                                                        ----------------         -------------
Cash flows from operating activities:

Net loss                                                                $  (38,897,293)          $  (2,003,166)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Stock, options, and warrants issued for services
      and payment of interest                                                3,000,959                       -
    Depreciation and amortization                                            6,418,681               1,610,981
    Loss on sales of property and equipment                                     51,000                       -
    Allowance for doubtful accounts                                            (71,000)                300,000
    Loss from discontinued operations                                        4,409,727                       -
    Loss on disposal of discontinued operations                             16,356,792                       -
    Cumulative effect of change in accounting principle                       (231,936)                      -
    Loss from asset write-offs                                               5,441,539                       -
    Changes in operating assets and liabilities:
        Accounts receivable                                                   (629,207)             (1,532,221)
        Other receivables                                                       28,593                (121,355)
        Inventories                                                             88,090                 (63,983)
        Prepaid expenses and other                                              (4,994)                 (2,786)
        Accounts payable                                                       912,192                 337,397
        Accrued liabilities                                                    566,918                 112,500
        Accrued interest and penalties                                         804,320                       -
        Deferred revenue                                                       566,529                  79,859
                                                                        --------------           -------------
    Cash used by operating activities                                       (1,189,090)             (1,282,774)
                                                                        --------------           -------------

Cash flows from investing activities:
  Sale of investment in sales-type leases                                       22,410                 736,729
  Purchase of property and equipment                                          (443,145)             (1,076,176)
  Reduction in leased equipment                                                (82,803)                      -
  Investment in software development costs                                  (2,690,593)             (2,052,188)
  Investment in other assets                                                   (19,623)                 (9,460)
  Purchase of companies, net of cash acquired                               (3,587,339)             (1,276,786)
  Payments received on notes receivable                                              -                  75,000
                                                                        --------------           -------------
   Cash used by investing activities                                        (6,801,093)             (3,602,881)
                                                                        --------------           -------------

Cash flows from financing activities:
 Disbursements for deferred debt costs                                        (139,411)                      -
 Proceeds from note receivable                                                  59,000                       -
 Proceeds from issuance of common stock                                      2,636,700               1,489,063
 Proceeds from issuance of preferred stock                                   3,861,975               2,183,769
 Proceeds from long-term debt                                                4,311,372                 250,000
 Payments of long-term debt                                                 (1,231,871)               (100,000)
                                                                        --------------           -------------

     Cash provided by financing activities                                   9,497,765               3,822,832
                                                                        --------------           -------------


     Net increase (decrease) in cash                                         1,507,582              (1,062,823)

     Cash and cash equivalents at beginning of period                          664,066               1,726,889
                                                                        --------------           -------------

     Cash and cash equivalents at end of period                         $    2,171,648           $     664,066
                                                                        ==============           ==============

Supplemental disclosure of cash flow information:
 Cash paid for:            Interest                                     $      476,500           $     200,554
                           Income taxes                                 $        3,500           $       9,999

The accompanying notes are an integral part of these consolidated statements.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of business: The Company, through its subsidiaries, Global MAINTECH, Inc. ("GMI") and Singlepoint Systems, Inc. ("SSI"), supplies world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

As further discussed in Note 3, the Company's Breece Hill Technologies, Inc. ("BHT") subsidiary, which was acquired in April 1999 and formerly represented the Company's tape library storage products segment, is presented as a discontinued operation.

Principles of consolidation: The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

New accounting pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137 with respect to the effective date) will be effective for the Company in January 2001. SFAS 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and to be measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts, or embedded derivatives, such as call options contained in convertible debt instruments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in net earnings or loss in the statement of operations or in other comprehensive income (and accumulated in stockholders' equity), depending on the nature of the transaction. The Company is currently reviewing the potential impact of this accounting standard.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended by SAB 101A, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. Certain aspects of SAB 101 relate to the timing of recognition of revenue and certain expenses with respect to arrangements that involve the receipt of nonrefundable up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated expenses be recognized over the contractual terms or average life of the underlying arrangement. SAB 101 will be effective for the Company in the second quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operation.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory: Inventory is stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment and change in depreciation method: Property and equipment is recorded at cost and is comprised primarily of computer and office equipment. Effective January 1, 1999, the Company adopted the straight-line method of depreciation. Previously the Company used the double declining balance method. The Company changed its method based on an evaluation by management which indicated that the property and equipment does not depreciate on an accelerated basis during its early years, is not subject to significant additional maintenance in the later years of the assigned useful life and that the new method results in a better matching of revenues and expenses. The effect of the change in depreciation method in 1999 was applied retroactively to property and equipment acquisitions of prior years. The cumulative effect of the change with respect to the retroactive application of the straight-line method was $231,936 (or $0.0544 per diluted common share) and is included in the Company's 1999 net loss.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pro forma amounts assuming the new depreciation method had been applied retroactively (rather than cumulatively in 1999) are as follows:

                                                      Years Ended December 31,
                                                     1999                    1998
                                              ------------------     ------------------
           Loss from continuing operations    $     (18,362,710)     $      (1,792,108)
           Net loss                                 (38,979,851)            (1,748,442)

           Basic loss per common share:
            Loss from continuing operations   $          (4.944)     $          (0.586)
            Net loss                                     (9.782)                (0.574)
           Diluted loss per common share:
            Loss from continuing operations   $          (4.944)     $          (0.586)
            Net loss                                     (9.782)                (0.574)


Depreciation is provided based upon useful lives of the respective assets, which generally have lives of three years. Maintenance and repairs are charged to expense as incurred.

Revenue recognition: Revenue from product sales is recognized upon the latter of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment and/or acceptance or before maintenance and/or service revenues are earned.

Under Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" (as amended by SOP 98-4 and 98-9), the Company recognizes revenue from software sales when the software has been delivered (delivery is deemed to have occurred upon the latter of shipment or final acceptance), if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, and product returns are reasonably estimable. Maintenance and support fees related to software sales including product upgrade rights (when and if available) committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of such elements. The determination of fair value is based on vendor specific objective evidence. If such evidence of fair value for each element (or the aggregate of the undelivered elements as allowed by SOP 98-9) does not exist, all revenue from the arrangement is deferred until such time that, for applicable elements of the arrangement, evidence of fair value does exist or until such elements are delivered.

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

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Capitalized software development costs: Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the software. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenues, estimated economic life, and changes in software and hardware technology. Capitalized software development costs are amortized utilizing the straight-line method over the estimated economic life of the software not to exceed three years.

The carrying value of software development assets is regularly reviewed by the Company and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

Purchased technology and other intangibles: The Company has recorded the excess of purchase price over net tangible assets as purchased technology and customer lists based on the fair value of these intangibles at the date of purchase. These assets are amortized over their estimated economic lives of three to five years using the straight-line method. Recorded amounts for purchased technology are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

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

Stock based compensation: The Company has adopted the disclosure requirements under SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans.

Reverse stock split: On September 2, 1999, the Company effected a reverse stock split of one share of the Company's Common Stock for each five shares of such Common Stock and effected a reverse stock split of one share of the Company's Series B Convertible Preferred Stock for each five shares of such Series B Stock. As a result of these stock splits, certain conversion prices in regards to preferred stock were also adjusted. The effect of these stock splits and related conversion price changes on share and per share amounts has been retroactively reflected in the accompanying consolidated financial statements and notes thereto.

Loss per common share: Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is determined by increasing net loss by the accrual of dividends on preferred stock for the respective period and by the value of any embedded beneficial conversion feature present in issuances of preferred stock attributable to the respective period.

Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include (a) "in-the-money" stock options and warrants,

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(b) the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock and convertible debt, (c) the number of weighted average common shares which would be added upon the satisfaction of certain conditions with respect to arrangements involving contingently issuable shares, and (d) the number of weighted average common shares that may be issued subject to contractual arrangements entered into by the Company that may be settled in common stock or in cash at the election of either the Company or the holder.

During 1999 and 1998, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive. The weighted average numbers of antidilutive option and warrant shares excluded from the calculation of diluted loss per common share were the following for 1999 and 1998:

                                                          Years Ended December 31,
                                                            1999                1998
                                                       ---------             -------
    Weighted average antidilutive option shares        1,402,200             888,785
    Weighted average antidilutive warrant shares       1,498,820             423,044

At December 31, 1999 and 1998, the numbers of common shares issuable (and excluded from the calculation of diluted loss per common share) upon conversion of the then outstanding preferred shares and convertible debt were the following:

                                                                          December 31,
                                                                  1999                   1998
                                                                -------                 -------
    Number of common shares issuable upon conversion of:
        Series A Convertible Preferred Stock                     17,379                  25,835
        Series B Convertible Preferred Stock                    352,529                 400,835
        Series C Convertible Preferred Stock                    460,348                       -
        Series E Convertible Preferred Stock                    686,170                       -
    Number of common shares with respect to convertible debt    521,504                       -

In addition to the above convertible securities, at December 31, 1999 400,000 shares of the Company's BHT subsidiary's Series B Preferred Stock was outstanding (see Note 3). Such shares were convertible to 80,000 shares of the of Company's common stock. Similar to the items discussed above, such shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

At December 31, 1999, there were contingently issuable shares with respect to the acquisition of certain assets and liabilities of Lavenir Technology, Inc. (see Note 7). The parties to the agreement agreed to determine the settlement of these shares as of March 31, 2000. As a result, 404,085 shares will be issued to the Lavenir Technology, Inc. in April 2000. At December 31, 1998, there were no arrangements in effect that involved contingently issuable shares. Contingently issuable shares were excluded from the calculation of diluted loss per common share in 1999 and 1998 because their inclusion would have been antidilutive.

The Company is a party to a number of arrangements that may be settled in common stock or in cash at the election of either the Company or the other party to the arrangement as stipulated in such contracts. These contractual arrangements include accrued dividends with respect to the Company's preferred stock, a minimum earnout payment related to certain assets acquired from Enterprise Solutions, Inc. (see Note 7), and various other contractual arrangements. The settlement of such contractual obligations, if sought by either party through the issuance of common shares, would have required 1,202,289 and 6,523 shares as of December 31, 1999 and 1998, respectively.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

These shares were excluded from the calculation of diluted loss per common share in 1999 and 1998 because their inclusion would have been antidilutive.

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

Fair value of financial instruments: All financial instruments are carried at amounts that approximate estimated fair values.

Reclassifications: Certain amounts previously reported in 1998 have been reclassified to conform to the 1999 presentation.

Use of estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Note 2.  Continuation as a Going Concern

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 1999, the Company incurred a loss from operations of $14,920,021. At December 31, 1999, the Company had a working capital deficit of $17,437,847 and an stockholders' deficit of $2,963,431. In addition, in December 1999, the Company approved a plan to dispose its Breece Hill Technologies, Inc. subsidiary, for which the Company recorded an estimated loss on disposal of $16,356,792 and a loss from discontinued operations of $4,409,727 during 1999 (see Note 3). The Company is also not in compliance with respect to certain borrowing arrangements as discussed in Note 8.

The Company is currently in negotiation to resolve approximately $7,300,000 of current liabilities included in the Company's December 31, 1999 consolidated financial statements by issuance of equity securities for certain acquisition earnout obligations. The completion of the disposal of BHT and resolution of earnout liabilities will aid in alleviating the Company's December 31, 1999 working capital deficit. In January and February 2000, the Company issued Series D and F Convertible Preferred Stock with combined gross proceeds of $2,700,000 (see Note 14). Furthermore, during the last fiscal quarter of 1999 the Company appointed a new Chief Executive Officer and other executive management who took action to reduce future operating expenses in an effort to improve operating margins in 2000. In the first fiscal quarter of 2000 the Company implemented additional budgetary controls and established performance criteria to monitor expenses and improve financial performance. In addition, the Company expects that the cash proceeds from the sale of the Lavenir software rights will provide additional working capital. The Company also expects to reach a satisfactory extension of its borrowing arrangements with its primary secured lender.

These actions are significant and their impact on further results is uncertain as of the date of the consolidated financial statements. In addition, the ability of the Company to attract additional capital if events do not occur as expected by the Company is uncertain. While the Company believes in the viability of its strategy to improve operating margins and believes in its financial plan to improve the Company's working capital position, there can be no assurances to that effect.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Discontinued Operations--Breece Hill Technologies, Inc.

On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. subsidiary, which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. Accordingly, the estimated loss from the disposal of this segment and the financial position, results of operations and cash flows of BHT have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements and notes thereto.

Acquisition of BHT during 1999: The Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock of BHT (the "Outstanding Shares") in connection with a merger with BHT which was effective in April 1999. Under the terms of the merger, in exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 900,000 shares of the Company's common stock at $7.50 per share and the right to receive an earnout payment based in part on BHT's sales over the twelve months following the acquisition. In addition, in conjunction with the acquisition of BHT, the Company issued options to purchase 300,000 of the Company's common stock at $17.73 per share to employees of BHT in exchange for options such employees had to purchase shares of BHT and warrants to purchase 290,488 shares of the Company's common stock at $20.63 per share to certain creditors of BHT in exchange for warrants such creditors had to purchase shares of BHT. This merger was recorded using the purchase method of accounting.

The Company issued 45,000 shares of its common stock and issued warrants to purchase 100,000 shares and 30,000 shares of the Company's common stock at $9.00 per and $10.00 per share, respectively, in return for services provided with respect to the BHT acquisition. In addition, the Company incurred $291,175 in other legal, accounting, and other costs associated with the acquisition.

Based upon the findings of an independent valuation firm, the total valuation in excess of the book value acquired with respect to BHT was $18,663,448 and was comprised of the fair value of the warrants, options, and common stock issued in connection with the merger, as described above, of $11,960,782; liabilities assumed in excess of the book value of assets received in the amount of $6,411,491; and $291,175 in various legal, accounting and other costs associated with the acquisition. The fair value of options and warrants issued in connection with the merger was determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 112%, and expected option and warrant lives of four to five years. After the Company's allocation of amounts to the fair value of asset and liabilities received, $18,063,194 was assigned to intangible assets as a result of the merger with BHT.

In connection with the BHT merger, the BHT subsidiary issued 400,000 shares of Series B Preferred Stock to Hambrecht & Quist Guaranty Fund LLP in exchange for a reduction of $1,000,000 of debt secured by certain assets of BHT. The Company recorded the BHT preferred stock issued as a BHT minority interest.

Discontinued operations treatment of BHT: As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations.

The BHT business segment consisted of net liabilities of $5,300,000 as of December 31, 1999. This balance included assets comprised of cash, accounts receivable, inventory, property and equipment, intangible assets and other assets amounting to $13,362,061 after deducting an allowance for the write-off of certain intangible assets. These assets were offset by liabilities totaling $18,662,061 which included estimated operating losses to the disposal date and accrual of the earnout consideration totaling $6,800,000, debt and other liabilities.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Loss from operations of BHT from the period of acquisition by the Company (April
1999) through the discontinued operations measurement date (December 27, 1999) of $4,409,727 reflects net sales of $24,953,139. The estimated loss on disposal of BHT of $16,356,792 assumes the write-off of intangible assets of $9,556,792 and estimated operating losses from the measurement date to the anticipated disposal date of $6,800,000 The estimated operating losses include an estimated charge related to the immediate write-off of any intangible asset resulting from the payment in 2000 of contingent consideration that would be required under the original acquisition agreement.

Note 4.  Inventories

Inventories consist of the following:

                                                      December 31,
                                                1999                1998
                                           ---------------     --------------
    Raw materials                          $       915,205     $      568,167
    Completed systems and finished goods           407,131            293,251
                                           ---------------     --------------
        Total                              $     1,322,336     $      861,418
                                           ===============     ==============

Note 5.  Net Investment In Sales-Type Leases

The components of net investment in sales-type leases as of December 31, 1999 and 1998 are as follows:

                                                                  December 31,
                                                           1999                 1998
                                                     ---------------      ---------------
    Minimum lease payments receivable                $        21,683      $        45,336
    Less:  Unearned revenue                                     (930)              (2,150)
                                                     ----------------     ----------------
                                                              20,753               43,186
    Less: Current portion                                    (20,753)             (20,776)
                                                     ----------------     ----------------
    Investment in sales-type leases, net of
    curent portion                                   $             -      $        22,410
                                                     ================     ================

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Capital Assets

Certain of the Company's capital assets are comprised of the following:

                                                             December 31,
                                                      1999                 1998
                                                ---------------      ----------------
Property and equipment
   Computer and office equipment                $     2,083,608      $      1,642,691
   Accumulated depreciation                          (1,260,322)             (600,259)
                                                ---------------      ----------------
   Property and equipment, net                  $       823,286      $      1,042,432
                                                ===============      ================

Leased equipment
   Leased equipment                             $       251,586      $        235,922
   Accumulated depreciation                            (128,301)             (111,264)
                                                ---------------      ----------------
   Leased equipment, net                        $       123,285      $        124,658
                                                ===============      ================

Software development costs
   Software development costs                   $     2,000,037      $      3,307,422
   Accumulated amortization                            (907,754)           (1,033,588)
                                                ---------------      ----------------
   Software development costs, net              $     1,092,283      $      2,273,834
                                                ===============      ================

Purchased technology and other intangibles
   Software, licenses and customer lists        $    14,455,586      $      1,630,739
   Accumulated amortization                          (2,083,847)             (211,731)
                                                ---------------      ----------------
   Purchased technology and other
   intangibles, net                             $    12,371,739      $      1,419,008
                                                ===============      ================

Other assets
   Patents                                      $       127,009      $        107,386
   Deferred debt issue costs                                  -               225,224
   Accumulated amortization                            (104,168)             (139,419)
                                                ---------------      ----------------
   Other assets, net                            $        22,841      $        193,191
                                                ===============      ================

Note 7.  Acquisitions

Lavenir assets and liabilities: On September 29, 1999, the Company, through its GMI subsidiary, purchased substantially all the assets and rights to certain hardware and software products, trademarks and copyrights of Lavenir Technology, Inc., a California corporation ("Lavenir"), pursuant to an Agreement and Plan of Reorganization (the "Lavenir Agreement") by and among the Company, GMI and Lavenir. Subject to the Lavenir Agreement, the Company also assumed certain liabilities of Lavenir, including Lavenir's outstanding debt, ongoing leases, and contract obligations. The assets and rights acquired relate primarily to a suite of CAD/CAM software and certain hardware products sold for use in the printed circuit board industry.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Under the terms of the Lavenir Agreement, the total purchase price of $5,300,000 is comprised of the following: (a) 266,000 shares of the Company's common stock initially paid to Lavenir on the closing date, (b) $400,000 originally in the form of a payable due on January 31, 2000, and (c) additional shares of the Company's common stock issuable as of March 31, 2000 sufficient to cause the aggregate value of the shares previously issued and the original $400,000 liability to total $5,300,000 as of the March 31, 2000. In November 1999 the Company negotiated the $400,000 liability due on January 31, 2000 to a $100,000 amount due on January 31, 2000 in return for 100,000 shares of the Company's common stock to be issued in January 2000. This negotiation of the satisfaction of the original $400,000 liability and related issuance of additional shares of common stock does not impact the number of common shares to be issued in March 2000 as described above.

The Company received net assets with a fair value of approximately $315,000 as a result of the Lavenir asset acquisition and allocated the remaining purchase price of $4,985,000 to purchased technology intangible assets with useful lives of three to five years. Subsequent to December 31, 1999, the Company signed a letter of intent to sell substantially all the rights and trademarks with respect to the software used in the printed circuit board industry acquired as described above (See Note 14). The rights, trademarks and copyrights acquired from Lavenir related to hardware used in the printed circuit board industry are not subject to this letter of intent.

Singlepoint Limited: On May 27, 1999, the Company, through its SSI subsidiary, acquired all of the outstanding stock of Singlepoint Limited ("SSI Ltd"), a distributor of SSI products and services. In return for the SSI Ltd shares, the Company paid $80,000. In addition, under the terms of the related acquisition agreement, the Company is required to pay an earnout payment based upon net income of SSI Ltd for a period subsequent to the acquisition date through April 30, 2000. Through December 31, 1999, no additional earnout amounts have been required with respect to SSI Ltd.

The Company recorded the acquisition of SSI Ltd using the purchase method of accounting. The net liabilities in excess of identifiable assets of SSI Ltd as of the acquisition date totaled $115,437. Based upon the $80,000 of consideration paid, the Company recorded an increase in other intangible assets of $195,437 in 1999 as a result of the SSI Ltd acquisition.

Enterprise Solutions, Inc. assets and liabilities: On November 1, 1998, the Company, through its SSI subsidiary, purchased certain assets and rights and assumed various liabilities from Enterprise Solutions, Inc. ("ESI"). The net assets and rights acquired relate primarily to items used in manufacturing and selling event notification software and in providing services with respect to the implementation of enterprise management solutions.

Total consideration under the terms of the ESI asset purchase agreement (the "ESI Agreement") includes: (a) $200,000 at the close of the transaction, (b) options to purchase 80,000 shares of the Company's common stock at $6.25 per share, (c) additional options to purchase up to 260,000 shares at $6.25 per share based upon the earnings associated with the operations related to the ESI assets acquired (the "SSI Operations") for a period of 18 months following the closing of the acquisition. The options described above would be exercisable for a term of 5 years from the ESI asset acquisition date. In addition, under the ESI Agreement, in the event ESI does not meet certain earnout calculations reaching a minimum of $5,000,000, the Company, at its option, would either pay ESI the difference in cash or common stock of the Company or return the purchased assets and assumed liabilities, as of the date the earnout calculation is made, to ESI.

In 1998, based upon the terms described above, the Company recorded SSI Operations acquisition cost equal to $724,000 which was comprised of the $200,000 initial amount plus the fair value of the 80,000 non-contingent options to purchase common stock of the Company of $524,000. The fair value of these option shares was calculated using the Black-Scholes option pricing methodology based upon the following assumptions: volatility of 112%, dividend rate of 0%, risk free interest rate of 4.5 % and a five-year option life. The fair value of the identifiable assets of the SSI Operations acquired totaled $326,969 and consisted of cash of $57,796, accounts

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

receivable of $474,784, property and equipment of $116,324 and current liabilities of $321,935. The Company recorded an intangible asset consisting of purchased technology and customer lists of $397,031 with a useful life of five years as a result of the SSI Operations acquisition.

During 1999, the Company pledged the assets of the SSI Operations to secure borrowings of the Company. In addition, based upon the operating results of the SSI Operations, the Company assessed that the criteria surrounding the contingent options to purchase 260,000 shares and the minimum $5,000,000 earnout would be met. Furthermore, the Company began renegotiating the final earnout amount that would be required in excess of the $5,000,000 minimum amount. Negotiations in regards to a final earnout settlement continue. However, during 1999, the Company issued additional options to purchase 240,000 shares of the Company's common stock at an exercise price of $6.25 per share to ESI as an initial partial settlement. The Company recorded an accrued liability related to the $5,000,000 minimum earnout and recorded additional paid-in capital of $2,381,840 related to the fair value of the 500,000 option shares determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5% to 5.6%, volatility of 112%, and expected option and warrant lives of four to five years. These items, correspondingly resulted in a 1999 increase in gross purchased technology with respect to the SSI Operations of $7,381,840.

In November 1999, one of the principal shareholders of ESI was appointed as the president and chief executive officer of the Company.

Asset Sentinel, Inc. software rights: On October 1, 1998, the Company acquired the rights to a suite of network mapping software products from Asset Sentinel, Inc. ("ASI"). Initial consideration for the software rights was $425,000 and was comprised of a $146,680 note payable to ASI due six months from closing date and forgiveness of an ASI note payable to the Company of $279,320. In addition, the Company agreed to pay contingent consideration of up to $2,200,000, based on certain sales milestones of the ASI products for 18 months after acquisition, payable in cash or Company common stock, at the Company's option. The Company did not acquire any tangible assets or assume any liabilities, and therefore, the entire purchase price was recorded as purchased technology and was being amortized over its estimated economic life of 5 years. As further discussed in
Note 11, subject to the Company's ongoing review of the recoverability of intangible assets, the Company recorded a charge in 1999 related to impairment of the net balance of ASI related purchased technology.

Infinite Graphics Incorporated assets and liabilities: On February 27, 1998, the Company acquired certain assets, and perpetual software licenses and assumed certain liabilities of a division of Infinite Graphics Incorporated ("IGI") engaged in the development and sale of computer-aided design and manufacturing software for the printed circuit board industry. The consideration related to the purchase of the IGI assets included $700,000 in cash and contingent consideration of up to $3,300,000 based on certain operating results with respect to the IGI assets acquired (the "IGI Operations") over a period of 15 months from the date of acquisition. Net identifiable liabilities of $78,446 were assumed consisting of $50,000 of property and equipment and $128,446 of current liabilities. As a result of the IGI asset acquisition, the Company recorded $778,446 of purchased technology and customer lists in February 1998 with estimated useful lives of three to five years.

In the second quarter of 1999, the results of the IGI Operations met the thresholds surrounding the $3,300,000 contingent consideration element of the February 1998 agreement with IGI. As a result, the Company increased purchased technology with respect to the IGI Operations, assigned $1,435,481 of accounts receivable to IGI and recorded an accrued liability of $1,864,519 for the remaining balance, which as of December 31, 1999 had not been paid by the Company.

In November 1999, the Company received notice from IGI of IGI's intent to terminate the licenses granted to the Company and to seek recovery of the assets purchased by the Company under the February 1998 agreement due to

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the Company's inability to pay IGI the outstanding $1,864,519 balance of contingent consideration. As further discussed in Note 11, as a result of the notice given by IGI and in conjunction with the Company's ongoing review of the recoverability of intangible assets, the Company recorded a charge in the fourth quarter of 1999 related to the impairment of the net balance of purchased technology and customer lists associated the IGI Operations.

Unaudited pro forma financial information: The following tables summarizes unaudited pro forma consolidated financial information with respect to results of operations of the Company as if the acquisitions of the assets, licenses, and various rights and assumption of the described liabilities with respect to the transactions with Lavenir, SSI Ltd, ESI, ASI, and IGI described above had occurred as of the beginning of the periods presented:

                                                       Years Ended December 31,
                                                       1999                1998
                                                  --------------      --------------
Net sales                                         $   13,023,094      $   12,639,259
Loss from continuing operations                      (18,895,609)         (2,882,218)
Diluted loss per common share from
    continuing operations                         $       (5.070)     $       (0.790)

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.  Notes Payable

Notes payable are comprised of the following:

                                                                              December 31,
                                                                       1999                    1998
                                                              --------------------      -----------------
Senior revolving loan maturing in May 2000,
 interest payable monthly at prime plus 3%
 (aggregating 11.5% at December 31, 1999)                     $          1,300,000      $               -

Convertible term loan payable in monthly
 installments of $133,333 plus interest at 12.75%
 through December 2000 at which time the
 remaining balance is due;
 convertible to common stock of the
 Company at $7.50 per share                                              1,939,872                      -

Term loan payable in quarterly installments
 of $50,000 during 2000 and $75,000 (commencing
 March 31, 2001 through March 31, 2002); remaining
 balance due June 30, 2002; interest payable
 quarterly at 17%                                                        1,750,000                      -

Short-term promissory notes bearing interest
 at 10%                                                                    300,000                      -

Equipment loan due March 31, 2000, bearing
 interest at 11.5%                                                          45,000                      -

Notes payable-various; $39,409 due in 2000 or
 on demand, $50,000 due in 2002; bearing
 interest at 8% to 11.32%                                                   89,409                      -

Other equipment loans; $15,989, $8,681,
 $7,824 and $1,507 due in 2000, 2001, 2002 and 2003,
 respectively; bearing interest at 9% to 21%                                34,001                      -

Notes payable to bank due June 1, 1999, bearing interest
 at 9%                                                                           -                250,000

Subordinated notes payable to investment firm,
 bearing interest at 9.0%; $200,000, $300,000,
 $300,000, and $1,100,000 due in 1999, 2000, 2001, and
 2002, respectively                                                              -              1,900,000

Short-term note payable related to acquisition                                   -                145,680
                                                              --------------------      -----------------
                                                                         5,458,282              2,295,680
Less current portion                                                    (5,390,270)              (595,680)
                                                              --------------------      -----------------
                                                              $             68,012      $       1,700,000
                                                              ====================      =================

In May 1999, the Company entered into a loan and security agreement and has since executed certain amendments (collectively, the "1999 Debt Agreement") that provided for (a) a senior revolving loan maturing in May 2000, (b) a convertible term loan, and (c) a term loan. Various amendments were made to the 1999 Debt Agreement throughout 1999. The Company utilized $1,900,000 of proceeds under this agreement to pay its then outstanding subordinated notes payable. The general payment terms and interest rates (including any

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

modifications based upon certain forbearance agreements discussed below) as of December 31, 1999 with respect to the 1999 Debt Agreement are included in the above table. Borrowings under the 1999 Debt Agreement are secured by all of the assets of the Company, exclusive of those of its BHT subsidiary. Borrowings with respect to the senior revolving loan are subject to a limit of the lesser of (a) $3,300,000 less 10% of equity (as defined in the 1999 Debt Agreement) and less any unpaid balance of the convertible term loan, (b) 80% of eligible receivables, or (c) 20% of net worth (as defined in the 1999 Debt Agreement). The Company is currently not in compliance with the 1999 Debt Agreement and has entered into certain forbearance agreements with the lender. These agreements established a forbearance period through March 31, 2000 during which, among other things, collection of accounts receivable is made through a bank lockbox and these proceeds are immediately applied to outstanding borrowings, interest rates on borrowings subject to the 1999 Debt Agreement are increased 3% per annum, certain modifications to the borrowing base formula are in effect, and 50% of proceeds from equity issuances and 75% of proceeds from other debt issuances are to be paid to the lender. The Company has been unable to comply with all of the terms of the forbearance agreements.

In connection with the 1999 Debt Agreement and related forbearance agreements, the Company issued warrants to the lender to purchase 46,462 shares of the Company's common stock at $7.15 per share. These warrants had a fair value of $364,767 as determined by use of a Black-Scholes valuation model. In addition, the conversion price of the convertible term loan under the 1999 Debt Agreement was less than the market value of the Company's common stock on the date the convertible term loan was issued, resulting in the existence of a beneficial conversion feature with a value of $248,000. Based upon the default status of the underlying borrowings, the Company recorded a charge of $612,767 with respect to the value of this beneficial conversion feature and fair value of warrants related to the 1999 Debt Agreement. In addition, all outstanding debt in default has been classified as a current liability in the consolidated balance sheet.

In December 1999, the Company issued $300,000 in short-term promissory notes. As discussed in Note 14, these promissory notes were converted to shares of Series D Convertible Preferred stock of the Company in January 2000.

As a result of the 1999 transaction with Lavenir (see Note 7), the Company assumed certain equipment loans and notes payable. The general terms and outstanding balances related to these debt obligations are summarized in the table above.

In March and May 1999, the Company issued convertible notes payable aggregating $261,372. The notes issued in March 1999 were convertible to the Company's common stock at $4.00 per share while the notes issued in May 1999 were convertible at $6.25 per share. These conversion prices were less than the per share market value of the Company's common stock on the date the notes were issued resulting in the existence of beneficial conversion features with a an aggregate value of $212,624. In connection with these convertible notes payable, the Company issued warrants to purchase 2,000 shares of the Company's common stock at $7.50 per share. These warrants had a fair value of $15,000 as determined by use of a Black-Scholes valuation model. The value of these warrants and the beneficial conversion feature associated with these convertible notes payable was amortized into expense over the period the notes were outstanding. These notes and a portion of related accrued interest were converted to common stock in September and December 1999.

In February 1999, the Company issued a $500,000 short-term note payable which was paid by the Company in November 1999. In connection with this note, the Company issued the lender warrants to purchase 110,000 shares of the Company's common stock at $5.40 per share. The $810,703 fair value of these warrants was amortized into expense over the period the notes were outstanding.

The valuation of warrants issued in conjunction with debt as described above was determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 112%, and expected warrant lives of 4.5 to five years.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.  Stockholders' Equity

Common stock issued: During 1999, the Company sold 534,578 shares of its common stock for gross proceeds of $2,713,399 pursuant to a series of private placements of securities. The company paid capital raising costs of approximately $235,000 and issued warrants to purchase 40,313 shares of the Company's common stock to various placement agents at $4.00 to $6.25 per share in conjunction with these private placements. Company also issued 648,000 shares of common stock in return for investor relations services, 311,000 shares with respect to acquisitions (see Note 7), 52,038 shares in connection with the conversion of certain notes payable (see Note 8), and 176,604 shares with respect to the conversion of preferred stock, payment of dividends and exercises of stock options and warrants during 1999. The value of shares issued in exchange for investor relations services was charged to administrative expense.

During 1998, the Company issued an aggregate of 264,907 shares of common stock, 218,400 shares of which were issued pursuant to various private placements and 46,507 of which related to conversions of preferred stock and exercises of options and warrants. The Company received proceeds from 1998 placements of common stock of $1,800,350 and paid stock issue costs of $346,922, a portion of which related to common stock placements and a portion of which related to the issuance of Series B Preferred stock as described below.

Series B Convertible Preferred Stock issuance: From late August 1998 until December 31, 1998, the Company sold 67,192 units in a private placement of securities. Each unit consisted of one share of Series B Preferred Stock (the "Series B Stock") and one warrant to purchase shares of common stock. The purchase price per unit was $32.50. Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to 8% of the per share purchase price. Beginning in February 1999, each share of Series B Stock is convertible into that number of shares of common stock equal to the per unit purchase price divided by 80% of the average closing bid price of the common stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $12.50 nor less than $3.75. The beneficial conversion feature present in the issuance of the Series B Stock as determined on the date of issuance of the Series B Stock totaled $562,392 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series B Stock to the earliest date such shares may be converted. All outstanding shares of Series B Preferred Stock will be automatically converted into common stock on September 23, 2001 if the Company has registered such common shares under the Securities Act and the common stock is traded on the Nasdaq.

Each warrant issued in connection with the Series B Stock is a five-year callable warrant to purchase common stock at $16.25 per share. The number of shares of common stock for which the warrant in each unit will be exercisable is equal to the number of shares of common stock into which the associated share of Series B Preferred Stock contained in the unit will have been converted. In connection with the offering of the Series B Stock, the Company agreed to use its best efforts to register the shares of common stock underlying the Series B Stock and associated warrants and to pay a penalty if such registration was not effective by February 28, 1999. The Company has not yet registered these shares and, as a result, is incurring a penalty owed to the investors in the offering who have not formally waived this penalty equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective. During 1999, the Company incurred approximately $370,000 in such penalties.

Series C Convertible Preferred Stock issuance: On March 25, 1999, the Company issued 1,600 shares of its Series C Convertible Preferred Stock (the "Series C Stock") to certain accredited investors in a private offering. Sixty days after the issuance of the Series C Stock, each share of Series C Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $12.50 or 80% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

preceding the conversion date. The beneficial conversion feature present in the issuance of the Series C Stock as determined on the date of issuance of the Series C Stock totaled $522,972 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series C Stock to the earliest date such shares may be converted. Holders of Series C Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

In addition, in connection with the Series C Stock offering, the Company also issued warrants to the investors to purchase 20,000 shares of common stock at $8.28 per share. A portion of the aggregate proceeds from the Series C Stock offering equal to the $135,288 fair value of these warrants was allocated to additional paid in capital. This fair value was determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 112%, and expected warrant lives of five years.

The Company issued 75 shares of Series C Stock to the placement agent in return for capital raising services and incurred $96,000 in other capital raising cost with respect to this private offering.

In connection with the offering of the Series C Stock, the Company agreed to use its best efforts to register the shares of common stock underlying the Series C Stock and associated warrants and to pay a penalty if such registration was not effective 30 days after their issuance. The Company has not yet registered these shares and, as a result, is incurring a penalty owed to the investors equal to 1% of the purchase price of the shares for the first 30-day periods following April 25, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective. During 1999, the Company incurred approximately $400,000 in such penalties.

Series E Convertible Preferred Stock issuance: On December 30, 1999, the Company issued 2,650 shares of its Series E Convertible Preferred Stock (the "Series E Stock") to certain accredited investors in a private offering. At any time after the issuance of the Series E Stock, each share of Series E Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $5.125 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series E Stock as determined on the date of issuance of the Series E Stock totaled $1,683,453 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series E Stock since such shares may be converted at any time following issuance. Subsequent to year-end, as a result of the Series F Convertible Preferred offering (see Note 14), the 75% conversion factor included in the formula described above was changed to 70%. Holders of Series E Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

In addition, in connection with the Series E Stock offering, the Company also issued warrants to the investors to purchase 50,000 shares of common stock at $6.375 per share. A portion of the aggregate proceeds from the Series E Stock offering equal to the $260,370 fair value of these warrants was allocated to additional paid in capital. This fair value was determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 112%, and expected warrant lives of five years.

The Company issued 25 shares of Series E Stock to the placement agent in return for capital raising services and incurred approximately $292,000 in other capital raising cost with respect to this private offering.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In connection with the offering of the Series E Stock, the Company agreed to use its best efforts to register the shares of common stock underlying the Series E Stock and associated warrants and to pay a penalty if such registration was not effective 30 days after their issuance. The Company has not yet registered these shares and, as a result, is incurring a penalty owed to the investors equal to 2% of the purchase price of the shares for the first 30-day period and 3% for every 30-day period thereafter until the registration statement has been declared effective.

Common stock warrants: During 1999, the Company issued warrants to purchase 22,000 shares of its common stock for $2.19 to $7.50 per share in return for various services received. In addition, the Company issued warrants to purchase its common stock in connection with various acquisitions (see Note 7), borrowings and issuance of notes payable (see Note 8), and issuance of common and preferred stock (as described above). During 1998, the Company issued warrants in conjunction with various sales of common and preferred stock and in connection with the acquisition of various assets and assumption of certain liabilities from ESI. The following table summarizes the Company's warrants outstanding at December 31, 1999:

               Range of                           Weighted average
            exercise price         Number         exercise price
            ---------------        ---------      -----------------
            $     1.80-4.00           29,200      $            1.77
                  5.40-8.00        1,149,700                   7.24
                 9.00-13.00          206,300                  10.31
                      16.25          304,800                  16.25
                      20.63          290,500                  20.63
                                   ---------      -----------------
                                   1,980,500      $           10.83
                                   =========      =================

Common stock options: The Company's stock option plan, provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. Qualified incentive options must be granted with exercise prices equal to the fair market value of the common stock on the date of grant. Nonqualified options must be granted with exercise prices equal to at least 85% percent of the fair market value of the common stock on the date of grant.

At December 31, 1999, the Company has 3,500,000 shares of its common stock reserved for issuance upon the exercise of options granted under the Company's stock option plan.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Stock option activity for the years ended December 31, 1999 and 1998 is summarized as follows:

                                                   Number of                 Weighted average
                                                    shares                    exercise price
                                                   ---------                 ----------------
          Outstanding at December 31, 1997           720,000                 $           4.54
              Granted                                708,600                             7.55
              Exercised                              (15,400)                            1.80
              Canceled                               (77,400)                           12.00
                                                   ---------                 ----------------
          Outstanding at December 31, 1998         1,335,800                             5.68
              Granted                                782,700                            11.31
              Exercised                              (36,600)                            4.27
              Canceled                              (380,400)                            7.30
                                                   ---------                 ----------------
          Outstanding at December 31, 1999         1,701,500                 $           6.42
                                                   =========                 ================

The following table summarizes the Company's stock options outstanding at December 31, 1999:

                               Options outstanding                   Options exercisable
                       -------------------------------------     --------------------------
                                      Weighted      Weighted                       Weighted
                                       average      average                        average
    Range of                          remaining     exercise                       exercise
 exercise price         Number          life         price          Number          price
 ---------------       ----------     ---------     --------     -----------       --------
$      0.75-1.25          331,500       4.84        $ 0.78           331,500       $  0.78
       2.50-3.75           17,000       2.57          1.64            17,000          1.64
       5.00-7.50          877,400       3.92          6.30           235,100          6.30
      7.65-10.00          175,600       3.05          9.02           129,500          9.18
           17.73          300,000       3.28         17.73           300,000         17.73
                        ---------                                  ---------
                        1,701,500                                  1,013,100
                        =========                                  =========

The Company applies APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As a result no compensation expense has been recognized for employee and director stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been reported as follows:

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                               Years Ended December 31,
                                               1999                 1998
                                        -----------------    ----------------
    Net loss:
     As reported                        $    (38,897,293)    $    (2,003,166)
     Pro forma                               (39,620,293)         (2,567,166)

    Diluted loss per common share:
     As reported                        $         (9.763)    $        (0.643)
     Pro forma                                    (9.932)             (0.080)

Pro form amounts only reflect options granted during 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 for years prior to 1999 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period, and compensation cost for options granted prior to January 1, 1995 is not considered.

The per share weighted average fair value of stock options granted during 1999 and 1998 was $8.70 and $3.90, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                  Years Ended December 31,
                                                1999                  1998
                                              -------               -------
     Expected dividend yield                       0%                   0%
     Risk-free interest rate                     5.5%                 4.5%
     Annualized volatility                       112%                 113%
     Expected life, in years                       5                    5

Note 10.  Income Taxes

At December 31, 1999, the Company had a net operating loss carryforward of approximately $33 million. The net operating loss carryforward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. Current and future equity transactions could further limit the net operating losses available in any one year.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are shown as follows:

                                              Years Ended December 31,
                                                1999                 1998
                                         -----------------      ---------------
   Deferred tax assets:
    Write-downs of intangible assets     $       1,184,000      $             -
    Allowance for doubtful accounts                258,000              127,000
    Purchased technology                           317,000               58,000
    Net operating loss carryforward              8,360,000            2,911,000
                                         -----------------      ---------------
                                                10,119,000            3,096,000
   Less valuation allowance                     (9,145,000)          (2,032,000)
                                         -----------------      ---------------
                                         $         974,000      $     1,064,000
                                         =================      ===============
   Deferred tax liabilities:
    Depreciation                                  (374,000)            (153,000)
    Capitalized software costs                    (600,000)            (911,000)
                                         -----------------      ---------------
                                         $        (974,000)     $    (1,064,000)
                                         =================      ===============

The total deferred tax assets indicated above do not include a $1.4 million deferred tax asset attributable to discontinued operations. Additionally, the valuation allowance indicated above does not include a valuation allowance of $1.4 million attributable to discontinued operations used to completely offset the deferred tax asset attributable to discontinued operations.

A valuation allowance is required to reduce a potential deferred tax asset when it is likely that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income. The Company has reviewed its taxable earnings history and projected future taxable income.
Based on this assessment, the Company has provided a valuation allowance for the portion of the deferred tax assets that will likely not be realized due to lack of sufficient taxable income in the future.

For the years ended December 31, 1999 and 1998, there was no income tax provision.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U. S. federal income tax rate of 34% as a result of the following:

                                              Years Ended December 31,
                                                1999                 1998
                                         ----------------     ----------------
    Expense (benefit) at statutory rate  $    (6,192,533)     $      (681,076)
    State income tax expense (benefit),
     net of federal                             (928,880)            (102,216)
    Change in valuation allowance              7,113,000              820,000
    Other                                          8,413              (36,708)
                                         ----------------     ----------------
        Actual tax expense (benefit)     $             -      $             -
                                         ================     ================

Note 11.  Other Operating Expenses

During the fourth quarter of 1999, in conjunction with the Company's regular review of the recoverability of intangible assets and of the valuation of certain other assets, the Company recorded a charge of $5,441,539. The amount of impairment losses recorded represented the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved. These charges are summarized and further described below.

                                                                           ($ 000's)
Write-down of software related to Magnum products business                 $         289,000
Write-down of purchased technology and intangible assets related to
   to IGI Operations                                                               2,470,000
Write-down of purchased technology and software related to ASI
    software rights and development                                                  420,000
Write-down of capitalized software development costs                               1,938,000
Write-down of excess equipment                                                       325,000
                                                                           -----------------
                                                                           $       5,442,000
                                                                           =================

In December 1999, the Company approved a plan to dispose of the assets and operations used in connection with a portion of its network monitoring and analysis software and services business that was conducted under the Magnum name. In January 2000, the Company sold the net assets associated with the Magnum operations to a company established by two former employees of Global MAINTECH Corporation and forgave certain advances to the two former employees in return for a $214,000 note receivable from the acquiring company and the assumption of certain liabilities. Based upon a review of the recoverability of the net capitalized software development costs associated with the Magnum operations, the Company recorded a charge of approximately $289,000 in December 1999 to state the capitalized software costs at fair value.

As discussed in Note 7, in November 1999, the Company received notice from IGI of IGI's intent to terminate the licenses granted to the Company and to seek recovery of the assets purchased by the Company under a February 1998 agreement as a result of the Company's inability to pay IGI the outstanding balance of contingent consideration due. In December 1999, the Company recorded a charge of approximately $2,470,000 to write-down the net balance of purchased technology and intangible assets related to the IGI Operations based upon the terms of a settlement agreement proposed by both the Company and IGI, but pending approval of certain holders of the Company's

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

secured debt. Under the terms of the proposed settlement, the license rights and essentially all of the net assets of the IGI Operations, totaling approximately $2,191,000 at December 31, 1999, would revert back to IGI in exchange for the mutual release of claims arising under the February 1998 agreement, including IGI's release of the Company's contingent consideration payment obligation. Writing-off these net assets, assumed legal costs and an estimated loss on operations until the date of asset reversion results in a charge of approximately $2,470,000.

During the fourth quarter of 1999, in conjunction with the Company's ongoing review of recoverability of intangible assets, the Company recorded an impairment charge of approximately $420,000 related to the net balance of ASI intangible assets acquired in February 1998 (see Note 7). In March 2000, the Company formally transferred the rights to the ASI software acquired back to ASI along with the obligation to provide any future service to customers of the Company utilizing certain ASI software. Under the terms of the agreement, the Company is obligated to pay ASI $70,000 in return for ASI's assumption of this obligation and for ASI's release of any claims against the Company.
Furthermore, should ASI later sell the software rights previously owned by the Company or should ASI raise in excess of $200,000 in equity capital, ASI is required to pay the Company $70,000.

In light of an assessment made by the Company in late 1999 with respect to new product development, the Company recorded a charge of approximately $1,938,000 related to capitalized software development costs. The Company determined that new product development would occur with different tools and techniques available in the marketplace and that such techniques would not take advantage of portions of software for which the Company had recorded a net balance of capitalized software development costs. Based upon a review of the recoverability of such capitalized costs the Company recorded a charge of in December 1999 to state the remaining balance at fair value.

As part of certain cost containment efforts in late 1999, the Company reduced staffing in various areas. In conjunction with these staffing changes, certain excess equipment was identified and subsequently written-down to fair value.
The aggregate total of charge related to the write-down of equipment in 1999 was approximately $325,000.

Note 12.  Operating Leases

Company as lessor: The Company leases equipment, primarily VCC units, under noncancellable operating leases expiring in various years. The cost of equipment subject to such leases is recorded as leased equipment. Future minimum lease payments to be received for operating leases in which the Company is the lessor are $237,500, 172,200 and $8,200 for 2000, 2001 and 2002,
respectively.

Company as lessee: The Company has operating leases for various office space and certain computers, and office equipment. The rental payments under these leases are charged to expense as incurred. Many of the leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the leases. Lease expense in 1999 and 1998 was approximately $264,200 and $94,000, respectively. Future minimum lease payments under these noncancellable operating lease are approximately $361,800, $305,400, $146,868, $24,200 and $12,100 for the years 2000, 2001, 2002, 2003, and 2004, respectively.

Note 13.  Major Customer and Concentration of Credit Risk

Sales to one unaffiliated customer aggregated approximately 30.4% of net sales for 1999. In addition, accounts receivable from this unaffiliated customer aggregated approximately 18% of total accounts receivable as of December 31, 1999. Historically, the Company has not experienced write-offs related to these major customers, and no such losses are expected related to the balances of accounts receivable due from this customer as of December 31, 1999.

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Subsequent Events

Private Placement of Series D Convertible Preferred Stock: On January 19, 2000, the Company issued 2,725 shares of Series D Convertible Preferred Stock ("Series D Stock") in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of promissory notes issued by the Company (see Note 8); (3) 1,600 shares to the holders of the Company's then outstanding Series C Convertible Preferred Stock in exchange for all of their Series C shares; and (4) 125 shares to the placement agent, of which 75 shares were issued in exchange for all of the Company's Series C Stock held by the placement agent and of which 50 shares were compensation for placement agent services. At any time after the issuance of the Series D Stock, each share of Series D Stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. The beneficial conversion feature present in the issuance of the Series D Stock as determined on the date of issuance of the Series D Stock totaled $2,386,830 and will treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series D Stock since such shares may be converted at any time following issuance. Holders of Series D Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

In addition, in connection with the Series D Stock offering the holders of warrants issued in the Series C offering were issued warrants to purchase 20,000 shares of the Company's common stock in exchange for the warrants issued to them in the Series C offering. Each new warrant issued entitles its holder to purchase the Company's Common Stock at $8.30 per share at any time before the fifth anniversary of the date of issuance of the warrant. In conjunction with the Series D Stock offering, the Company also issued 30,000 shares of common stock to the new investors and 120,000 shares of Common Stock to the holders of the Series C Stock.

Issuance of Series F Convertible Preferred Stock: On February 23, 2000, the Company issued 2,000 shares of its Series F Convertible Preferred Stock (the "Series F Stock") to certain accredited investors in a private offering. At any time after the issuance of the Series F Stock, each share of Series F Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $6.75 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series F Stock as determined on the date of issuance of the Series F Stock totaled $1,291,429 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series F Stock since such shares may be converted at any time following issuance. All outstanding shares of Series F Stock will be automatically converted into Common stock on February 23, 2002. The holders of Series F Stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series F Stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Stock, Series B Stock, Series D Stock or Series E Stock are entitled. Dividends on shares of the Series F Stock are cumulative and are payable only upon conversion of the Series F Stock.

In connection with such offering, the Company also issued warrants to the investors to purchase 50,000 shares of common stock. Each warrant is a five-year callable warrant to purchase common stock at $11.00 per share.

Due to certain provisions in effect with respect to the Series E Stock offering (see Note 9), as a result of the Series F Stock offering, the conversion formula with respect to the Series E Stock was modified. Based upon this modification, an additional beneficial conversion feature was created with respect to the Series E Stock. The value

GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

of this additional conversion benefit of $311,510 will be treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of the modification.

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series F Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series F Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective.

Patent infringement claim and settlement: The Company was named as a defendant in a patent infringement claim filed in February 2000. The claim alleged, among other things, that the Company's VCC product, when monitoring a mainframe computer, infringed on a patent held by the plaintiffs. The Company believed that the plaintiffs' claims were without merit, but in order to avoid protracted and potentially costly litigation, the Company settled the claim on March 16, 2000.

Letter of intent--sale of certain software rights: On March 24, 2000, the Company signed a letter of intent with another company (the "Potential Acquirer") whereby the Company would sell substantially all the software rights, trademarks, and copyrights used in the printed circuit board industry acquired by the Company from Lavenir in September 1999 (see Note 7) and, in-turn, license rights to certain source code from the Potential Acquirer. The letter of intent indicates that the Potential Acquirer would pay approximately $4,000,000 for the various software rights, trademarks, and copyrights, but would charge the Company $1,100,000 to license, on a non-exclusive basis, certain source code formerly owned by the Company with respect to the Company's raster photoplotter technology and products. The rights, trademarks and copyrights acquired from Lavenir related to hardware used in the printed circuit board industry are not subject to this letter of intent.

Authorized Shares of Common Stock: On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000.

Item 8.  Changes in and disagreements with Accountants.

     Not applicable.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are as follows:


Name                  Age        Position
----                  ---        --------
Trent Wong             40        Chief Executive Officer and Director
James Geiser           50        Chief Financial Officer and Secretary
David H. McCaffrey     55        Director
John E. Haugo          64        Director
James G. Watson        56        Director
William Howdon         56        Director

          Mr. Wong has served as the Company's Chief Executive Officer and a director since November 1999. He served as Group President of the Company from September 1999 until becoming Chief Executive Officer. Mr. Wong has also served as President of SSI since its acquisition by the Company in November 1998. Mr. Wong co-founded and served as President of, from May 1994 until November 1998, SSI's predecessor company, Enterprise Solutions, Inc.

          Mr. Geiser has served as the Secretary of the Company since September 1993 and Chief Financial Officer of the Company since January 1994. Since 1991, Mr. Geiser has served as President of G&B Financial Advisory Services, a firm engaged in providing financial consulting services to corporations requiring financial restructuring.

          Mr. McCaffrey served as the Company's Chief Executive Officer from January 1995 until November 1999 and has served as a director since January 1995. Mr. McCaffrey also served as GMI's Chief Executive Officer from December 1994 until November 1999.

          Mr. Haugo has served as a director of the Company since June 1997. Mr. Haugo also serves on the board of directors of St. Paul Software, Inc., Catalog Marketing Services, Inc. and Member Services International, Inc.

          Mr. Watson became a director of the Company in May 1999. He joined Breece Hill in 1995 as Vice President of Strategic Programs. In that capacity he was responsible for all materials procurement, cost reduction programs, and key strategic relationships with Breece Hill's suppliers and subcontractors. He became President and CEO of Breece Hill in September of 1998.

          Mr. Howdon became a director of the Company in May 1999 and currently serves as Vice-President of Corporate Development of Breece Hill. Mr. Howdon served as a director of Breece Hill from 1995 until April 1999. He served as the Vice-Chairman of the board of directors of Breece Hill from September 1998 until April 1, 1999. Mr. Howdon has also served as a director of numerous public and private companies, including the 20/20 Financial Group, BioDevelopment Corp. and First Fidelity Acceptance Corp.

          Prior to February 19, 1999, the Board did not have any standing audit, compensation, stock option or nominating committees. On February 19, 1999, the Board established an Audit Committee and a Compensation Committee.

          The Audit Committee, consisting of Messrs. Haugo and Howdon, reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its systems of internal controls, and reports the results of its review to the full Board and to management.

     The Compensation Committee, consisting of Messrs. Haugo and Howdon, makes recommendations concerning executive salaries and incentive compensation for employees and administers the Company's 1999 Stock Option Plan. The Board as a whole administers the Company's 1989 Stock Option Plan.

     The Company at present does not pay any director's fees. The Company may reimburse its outside directors for expenses actually incurred in attending meetings of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, certain officers, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by the SEC's rules to furnish the Company with copies of all Section 16(a) reports filed by them.

     Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during 1999. Based solely on its review of the copies of such reports received by it or by written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the year ended December 31, 1999.

Item 10.  Executive Compensation.

Summary Compensation Table

          The following table provides the cash compensation awarded to or earned by the chief executive officer and any executive officer who earned in excess of $100,000 during the year ended December 31, 1999. No other executive officer of the Company earned salary and bonus in excess of $100,000 during the year ended December 31, 1999.

                                                              Annual                                        Long Term
                                                           Compensation                                Compensation Awards
                                       ------------------------------------------------------    ------------------------------
    Name and Principal Position             Year             Salary               Bonus               Securities Underlying
-----------------------------------    -------------    --------------    -------------------    ------------------------------
Trent Wong/(1)/                             1999            $121,000        $              --                           117,000
David H. McCaffrey/(2)/                     1999             103,500                       --                                --
                                            1998              90,000                    8,000                            36,000
                                            1997              97,000                       --                            50,000

(1)  Mr. Wong has served as Chief Executive Officer since November 8, 1999.
(2) Mr. McCaffrey served as Chief Executive Officer from January 4, 1995 to November 8, 1999.

Stock-Based Compensation

     The following table provides information concerning individual grants of stock options made to the persons named in the "Summary Compensation Table" above. No stock appreciation rights were granted or exercised for the year ended December 31, 1999.

                       Option Grants in Last Fiscal Year

                              (Individual Grants)

Name                                          Number of            % of Total             Exercise or          Expiration
                                              Securities             Options              Base Price              Date
                                              Underlying           Granted to              ($/Share)
                                               Options            Employees in
                                               Granted             Fiscal Year
---------------------------------------    --------------      -----------------       ---------------      --------------
Trent Wong/(1)/                                   117,600                  13.1%                 $6.25            07/28/04
David H. McCaffrey                                     --                     --                    --                  --

________________
(1)  The right to purchase 117,600 shares will vest on May 31, 2000.

     The following table provides information concerning stock option exercises and the value of unexercised options at December 31, 1999 for the named executive officers.

                      Aggregated Option Exercises in 1999
                           and Year End Option Values

Name                         Shares          Value            Number of Securities                  Value of Unexercised
                            Acquired       Realized          Underlying Unexercised                     In-the-Money
                           on Exercise                         Options at FY-end                      Options at FY-end
                                                       --------------------------------    -------------------------------------
                                                         Exercisable      Unexercisable      Exercisable        Unexercisable
-----------------------    -----------   ------------  -------------    ---------------    -------------    --------------------
Trent Wong                          --             --             --            284,000       $        0            $781,000  (1)
David H. McCaffrey                  --             --        254,000                  0       $1,651,160            $      0  (2)

_______________
(1) Mr. Wong believes his stock options have no value, based on the low trading volume of the common stock and the restrictive trading rules applicable to insiders. Notwithstanding the foregoing, for reporting purposes only, Mr. Wong's unexercised in-the-money options have a value of $781,000 calculated based on the difference between the fair market value of $9.00 of the 284,000 shares of common stock underlying in-the-money options at year end and the exercise price of the options at February 23, 2000 (284,000 shares at $6.25).

(2) Mr. McCaffrey believes his stock options have no value, based on the low trading volume of the common stock and the restrictive trading rules applicable to insiders. Notwithstanding the foregoing, for reporting purposes only, Mr. McCaffrey's unexercised in-the-money options have a value of $1,651,160, calculated based on the difference between the fair market value of $9.00 of the 254,000 shares of common stock underlying in-the-money options at year end and the exercise price of the options at February 23, 2000 (168,000 shares at $0.75, 50,000 shares at $5.00 and 36,000 shares at $7.1875).

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the Company's capital stock, as of February 25, 2000, by (1) each person known to the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (2) each of the Company's directors,
(3) each of the Company's named executive officers and (4) the directors and executive officers of the Company as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC, and includes generally the voting and investment power of the securities.
Shares of common stock or preferred stock issuable upon exercise or conversion of options, warrants, or other securities currently exercisable or exercisable within 60 days of the date of determination are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding those options, warrants, or other securities, but are not deemed to be outstanding for purposes of computing the percentage for any other person. Each person identified below has sole voting and investment power of all shares of common stock and preferred stock shown as beneficially owned by that person.

                              Common Stock Beneficially                                  Preferred Stock
                                        Owned                                           Beneficially Owned
                          ------------------------------     ----------------------------------------------------------------------
                             Number of       Percentage         Number of        Percentage         Number of        Percentage of
                              Shares          of Shares         Shares of         of Shares         Shares of          Shares of
                                                                 Series A         of Series          Series B           Series B
Name and Address (1)                                              Stock            A Stock            Stock              Stock
-----------------------   -------------   --------------     --------------    -------------     --------------    ----------------
Trent Wong                           --               --                 --               --                 --                  --
David H. McCaffrey (2)          564,000              9.7%                --               --                 --                  --
John E. Haugo (3)                31,000                *                 --               --                 --                  --
James Watson                         --               --                 --               --                 --                  --
William Howdon                       --               --                 --               --                 --                  --
Donald Brattain                      --               --              2,133            16.0%                 --                  --
Donald Fraser                        --               --              5,333            40.0%                 --                  --
James Lehr                           --               --              2,133            16.0%                 --                  --
Donald Hagen                         --               --              1,067             8.0%                 --                  --
Henry Mlekoday                       --               --                 --               --                 --                  --
Douglas Swanson                      --               --              1,333            10.0%                 --                  --
Aaron Boxer Rev Trust
 u/a dtd 8/1/89                      --               --                 --               --              3,446                5.1%
WCN/GAN Partners, Ltd. (4)      409,026              7.1%                --               --                 --                  --
John M. Liviakis                753,000             13.5%                --               --                 --                  --
Industricorp & Co. FBO
     1561000091                      --               --                 --               --              5,000                7.4%
John O. Hanson                       --               --                 --               --              6,150                9.2%
Crow 1999 CRUT                       --               --                 --               --              3,385                5.0%
Esquire Trade &
 Finance Inc.                        --               --                 --               --                 --                  --
Austinvest Anstalt
 Balzers                             --               --                 --               --                 --                  --
Assanzon Capital
 Development
 Corporation                         --               --                 --               --                 --                  --
Garros Ltd.                          --               --                 --               --                 --                  --
Nash, LLC (5)                   355,082              6.0%                --               --                 --                  --
All officers and
 directors
as a group (6 persons) (6)      669,000             11.4%                --               --                 --                  --

                                                   Preferred Stock Beneficially Owned
                                   -------------------------------------------------------------------
                                      Number of       Percentage        Number of       Percentage
                                      Shares of        of Shares        Shares of        of Shares
                                      Series D         of Series         Series E        of Series
                                        Stock           D Stock           Stock           E Stock
                                   -------------------------------------------------------------------
Trent Wong                                    --               --               --               --
David H. McCaffrey (2)                        --               --               --               --
John E. Haugo (3)                             --               --               --               --
James Watson                                  --               --               --               --
William Howdon                                --               --               --               --
Donald Brattain                               --               --               --               --
Donald Fraser                                 --               --               --               --
James Lehr                                    --               --               --               --
Donald Hagen                                  --               --               --               --
Henry Mlekoday                                --               --               --               --
Douglas Swanson                               --               --               --               --
Aaron Boxer Rev Trust u/a dtd
 8/1/89                                       --               --               --               --
WCN/GAN Partners, Ltd.                        --               --               --               --
John M. Liviakis                              --               --               --               --
Industricorp & Co. FBO
 1561000091                                   --               --               --               --
John O. Hanson                                --               --               --               --
Crow 1999 CRUT                                --               --               --               --
Esquire Trade & Finance Inc.                 575            21.1%               --               --
Austinvest Anstalt Balzers                   575            21.1%               --               --
Assanzon Capital Development
 Corporation                                 500            18.3%               --               --
Garros Ltd.                                  350            12.8%               --               --
Nash, LLC                                     --               --            2,500            94.3%

All officers and directors
as a group (6 persons)                        --               --               --               --               --           --

_________________
* Less than 1%.

(1) Unless otherwise indicated, the address of each of the above is c/o 7578 Market place Drive, Eden Prairie, Minnesota 55344.
(2) Includes 254,000 shares of common stock issuable to Mr. McCaffrey upon the exercise of outstanding options.
(3) Includes 15,000 shares of common stock issuable to Mr. Haugo upon the exercise of outstanding options.

(4) Includes 205,359 shares of common stock issuable upon the exercise of outstanding warrants.

(5) Shares of common stock issuable upon the conversion of Series E Convertible Preferred Stock.

(6) Includes 295,000 shares of common stock issuable to all officers and directors as a group upon the exercise of outstanding options.

Item 12. Certain Relationships and Related Transactions.

     On December 16, 1996, pursuant to the advice of the Company's financial advisor, Bob Donaldson, David McCaffrey and Jim Geiser exercised certain stock options to purchase 730,000, 840,000 and 240,000 shares of common stock, respectively. Messrs. Donaldson, McCaffrey and Geiser paid their respective exercise prices totaling $109,000, $126,000 and $59,000 in the form of personal promissory notes payable to the Company. Each of these promissory notes had an interest rate of 5.75% per annum and was scheduled to be repaid no later than the termination date of the option to which the note related. Messrs. Donaldson and Geiser repaid their personal promissory notes in full on March 2, 2000 and November 15, 1999, respectively. Mr. McCaffrey intends to repay his personal promissory note in full on or prior to April 30, 2000. Bob Donaldson is a former director of the Company and former President. David McCaffrey is a director of the Company and was its Chief Executive Officer until November 8, 1999. Jim Geiser is the Company's Chief Financial Officer and Secretary.

     Effective January 1, 1995, the Company entered into a written employment agreement with James Geiser. This agreement had an initial term of three years, which ended on January 1, 1998. Thereafter, the agreement provides for automatic extensions of the term of the agreement for additional one-year periods unless the Company notifies Mr. Geiser of its intent not to renew the agreement at least 90 days prior to the end of the then-current term. The agreement was automatically extended until January 1, 2001. This agreement also contains (1) a provision regarding repayment of Mr. Geiser's expenses that are reasonably incurred in connection with the performance of his duties, and (2) a severance arrangement which provides that, in the event the Company terminates Mr. Geiser's employment without cause, the Company will continue to pay Mr. Geiser his annual salary for the remainder of the then-current term of the agreement. This agreement does not specify the amount of the salary to be paid to Mr. Geiser pursuant to such agreement. Mr. Geiser's salary is established from time to time by the Board. Mr. Geiser's salary currently is less than $100,000.

     The Company has entered into a Technology Purchase Agreement with XO Technology, a California-based company, for the purchase of SSI's PhonePoint technology. The sale is for a non-exclusive license of the product and a development contract to assist in the enhancement of the technology for XO Technology's specific use. Under the Technology Purchase Agreement, the Company will receive cash and equity in XO Technology and have one seat on the board of directors of XO Technology.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Index of Exhibits.

Exhibit
Number     Description
------     -----------

  2.1 Agreement and Plan of Merger dated December 6, 1994, as amended, among Global MAINTECH Corporation (the "Company"), Mirror Consolidation Company, and MAINTECH Resources, Inc.

           (incorporated by reference to the Company's Form 8-K filed with the SEC on January 19, 1995 (File No. 0-14692)).

  2.2 Agreement and Plan of Merger dated March 5, 1999, among the Company, Global MAINTECH, Inc. ("GMI"), BHT Acquisition, Inc., and Breece Hill Technologies, Inc. (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998 (File No. 0-14692)).

  2.3 Agreement and Plan of Reorganization dated as of July 1, 1999 by and among GMI, the Company and Lavenir Technology, Inc. (incorporated by reference to the Company's Form 8-K filed with the SEC on October 12, 1999 (File No. 0-14692)).

  2.4 Common Stock and Series B Preferred Stock Purchase Agreement dated as of February 3, 2000 by and among the Company, GMI, Tandberg Date ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital, and Cruttenden Roth (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2000 (File No. 000-14692)).

  2.5 Amendment to and Cancellation of Asset Purchase Agreement dated March 31, 2000, by and among Asset Sentinel, Inc., the Company and GMI (filed herewith).

  2.6 Agreement of Purchase and Sale of Assets dated as of January 26, 2000 by and among MT Acquiring Corp., Tim Hadden, Greg Crow, the Company, GMI, and GMI's division doing business under the name Magnum Technologies (filed herewith).

  3.1 Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-34894)).

  3.2 Third Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  3.3 Certificate of Designation of Series D Convertible Preferred Stock, as corrected, filed on December 8, 1999 (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  3.4 Certificate of Designation of Series E Convertible Preferred Stock, filed on December 29, 1999 (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  3.5 Articles of Amendment of Third Restated Articles of Incorporation, filed on April 10, 2000 (filed herewith).

  3.6 Articles of Correction and Corrected Certificate of Designation of Series F Convertible Preferred Stock of the Company, filed on April 21, 2000 (filed herewith).

  4.1 Form of 11% Convertible Subordinated Debenture due July 1, 1996 (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1991 (File No. 0-14692)).

  4.2 Form of Registration Agreement between the Company and holders of the Company's 11% Convertible Subordinated Debentures Due July 1, 1996 (incorporated by reference to the Company's Form 10-K for the year ended March 31, 1991 (File No. 0-14692)).

  4.3 Form of Certificate of the Company Series A convertible Preferred Stock (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994 (File No. 0-14692)).

  4.4 Form of Certificate of the Company's Common Stock following change of corporate name (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692)).

  4.5 Form of Promissory Note, dated June 19, 1997, issued to each of Marquette Bancshares, Inc. and Mezzanine Capital Partners, Inc. (incorporated by reference to the Company's Registration Statement on Form SB-2, as amended (File No. 333-33477)).

  4.6 Form of Preferred Stock and Warrant Purchase Agreement, including Registration Rights exhibit thereto, relating to sale of Series B Convertible Preferred Stock and Callable Common Stock Warrants during the fourth quarter of 1998 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

  4.7 Form of Certificate of the Company's Series B Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

  4.8 Form of Series C Convertible Preferred Stock Purchase Agreement, dated March 24, 1999, which sets forth the rights of the holders of Series C Convertible Preferred Stock and the Warrants issued in connection therewith (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-14692)).

  4.9 Form of Certificate of the Company's Series C Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 0-14692)).

  4.10 Form of Series D Convertible Preferred Stock Purchase Agreement, including Registration Rights Agreement and Common Stock Purchase Warrant attached as exhibits thereto (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  4.11 Form of Certificate of the Company's Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  4.12 Form of Securities Purchase Agreement for Series E Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Warrant attached as exhibits thereto (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  4.13 Form of Certificate of the Company's Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  4.14 Form of Securities Purchase Agreement for Series F Convertible Preferred Stock of the Company (filed herewith).

  4.15 Form of Certificate of the Company's Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  10.1 Global MAINTECH Corporation 1989 Stock Option Plan (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (File No. 33-33576)).

  10.2 Amendments No. 1 and 2, dated October 17, 1991 and April 24, 1992, respectively, to the Company's 1989 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 (File No. 0-14692)).

  10.3 Mirror Technologies, Incorporated 401(k) Plan effective April 1, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 (File No. 0-14692)).

  10.4 Exclusive Distributor and Licensing Agreement between Yutaka Takagi and Circle Corporation and MAINTECH Resources, Inc. and the Company dated December 20, 1994 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-14692)).

  10.5 Amendment No. 3, dated May 15, 1995, to the Company's 1989 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692)).

  10.6 License and Asset Purchase Agreement between IGI and the Company dated February 27, 1998 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-14692)).

  10.7 Asset Purchase Agreement, dated November 1, 1998, by and among GMI, the Company, SinglePoint Systems, Inc. and Enterprise Solutions, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 23, 1998 (File No. 0-14692)).

  10.8 Office Lease between the Company and Compass Marketing, Inc., sublessor, and Glenborough Realty Trust Incorporated, lessor, dated March 3, 1998 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-14692)).

  21 Subsidiaries of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on March 7, 2000 (File No. 333-31736)).

  23    Consent of KPMG LLP (filed herewith).

  27    Financial Data Schedules (filed herewith).

  99    Cautionary Statement (filed herewith).


(b)  Reports on Form 8-K

      A Current Report on Form 8-K was filed on November 12, 1999 in connection with the Company's acquisition of assets from Lavenir Technology, Inc. (File No. 0-14692).

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Global MAINTECH Corporation


Dated:  April 21, 2000                 By  /s/ James Geiser
                                          -------------------------------
                                          James Geiser
                                          Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             TITLE                                    DATE
----                             -----                                    ----
 /s/ Trent Wong             Chief Executive Officer                       April 21, 2000
-------------------
Trent Wong                  (Principal Executive Officer) and
                            Director

 /s/ James Geiser           Chief Financial Officer and Secretary         April 21, 2000
-------------------
James Geiser                (Principal Financial and Accounting
                            Officer)

/s/ David McCaffrey         Chairman of the Board and Director            April 21, 2000
-------------------
David McCaffrey

/s/ John E. Haugo           Director                                      April 21, 2000
-------------------
John E. Haugo

/s/ James G. Watson         Director                                      April 21, 2000
-------------------
James G. Watson

/s/ William Howdon          Director                                      April 21, 2000
-------------------
William Howdon

                                 Exhibit Index

                                                                       Exhibit
Description                                                            Number
------------------------------------------------------------------     -------
Amendment to and Cancellation of Asset Purchase Agreement                2.5
dated March 31, 2000, by and among Asset Sentinel, Inc., the
Company and GMI

Agreement of Purchase and Sale of Assets dated as of                     2.6
January 26, 2000 by and among MT Acquiring Corp., Tim Hadden,
Greg Crow, the Company, GMI, and GMI's division doing business under the name Magnum Technologies

Articles of Amendment of Third Restated Articles of Incorporation        3.5
of the Company

Articles of Correction and Corrected Certificate of Designation          3.6
of Series F Convertible Preferred Stock of the Company

Form of Securities Purchase Agreement for Series F Convertible          4.14
Preferred Stock of the Company

Consent of KPMG LLP                                                       23

Financial Data Schedule                                                   27

Cautionary Statement                                                      99