Form 10QSB
period 2000-03-31
GLOBAL MAINTECH CORP
filed 2000-05-16
CIK 783738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended March 31, 2000



                        Commission File Number 0-14692

                 ______________________________________________


                          Global MAINTECH Corporation


              Minnesota                              41-1523657
      State of Incorporation               I.R.S. Employer Identification No.



               7578 Market Place Drive, Eden Prairie, MN  55344
                       Telephone Number:  (952) 944-0400


                 ______________________________________________


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X        No
                              -----------     ______


                 ______________________________________________


On May 2, 2000 there were 6,215,241 shares of the Registrant's no par value common stock outstanding.


Transitional small business issuer format: No

                        SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; failure to successfully adjust the Company's product mix and product sales following divestiture of some businesses; failure of the Company to meet its future additional capital requirements; lack of market acceptance of the Company's products, including products under development; the uncertainty in the Company's ability to operate profitably in the future; loss of key personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in
Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000


--------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                           March 31,          December 31,
ASSETS                                                                                       2000                  1999
                                                                                   -----------------     -----------------
CURRENT ASSETS
  Cash and cash equivalents                                                        $       1,293,237     $       2,171,648
  Accounts receivable, less allowance for doubtful
    accounts of $210,000 and $190,000, respectively                                        1,678,052             2,013,371
  Other receivables                                                                          154,631                94,211
  Inventories                                                                              1,408,812             1,322,336
  Prepaid expenses and other                                                                 159,217               161,252
  Current portion of investment in
    sales-type leases                                                                         15,093                20,753
                                                                                   -----------------     -----------------
        Total current assets                                                               4,709,042             5,783,571

Property and equipment, net                                                                  719,479               823,286
Leased equipment,net                                                                         105,834               123,285
Software development costs, net                                                              812,182             1,092,283
Purchased technology and other intangibles, net                                           11,632,980            12,371,739
Other assets, net                                                                            357,171               131,835
                                                                                   -----------------     -----------------
                                   TOTAL ASSETS                                    $      18,336,688     $      20,325,999
                                                                                   =================     =================


The accompanying notes are an integral part of these consolidated statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                  March 31,            December 31,
                                                                                     2000                 1999
                                                                             -----------------     -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                         $       1,647,533     $       2,103,764
    Current portion of notes payable                                                 3,858,173             5,390,270
    Accrued liabilities, compensation and payroll taxes                                821,860             1,103,004
    Accrued consideration related to acquisitions                                    7,548,310             7,264,519
    Accrued interest and penalties                                                     517,994               802,801
    Accrued dividends                                                                  395,836               259,919
    Deferred revenue                                                                 1,091,577               997,141
    Net liabilities of discontinued operations                                       6,839,000             5,300,000
                                                                             -----------------     -----------------
           Total current liabilities                                                22,720,283            23,221,418
                                                                             -----------------     -----------------
   Notes payable, less current portion                                                  16,181                68,012
                                                                             -----------------     -----------------
           Total liabilities                                                        22,736,464            23,289,430

STOCKHOLDERS' EQUITY (DEFICIT)

   Voting, convertible preferred stock - Series A, no par value; 887,980 shares authorized; 86,896 in 2000 and in 1999 issued and
       outstanding; total liquidation preference of outstanding
       shares-$32,586                                                        $          40,765     $          40,765
   Voting, convertible preferred stock - Series B, no par value; 123,077 shares authorized; 51,632 in 2000 and in 1999 issued and
       outstanding; total liquidation preference of outstanding
       shares-$1,678,040                                                             1,678,069             1,678,069
   Convertible preferred stock - Series C, no par value; 1,675 shares authorized; none in 2000 and 1,675 shares in 1999 issued
       and outstanding                                                                       -              1,368,712
   Convertible preferred stock - Series D, no par value;
       2,775 shares authorized; 2,725 shares in 2000 and none in
       1999 issued and outstanding; total liquidation preference of
       outstanding shares-$2,725,000                                                 1,887,462                      -
   Convertible preferred stock - Series E, no par value;
       2,675 shares authorized; none in 2000 and 2,675 shares in
       1999 issued and outstanding; total liquidation preference of
       outstanding shares-$2,675,000                                                 2,097,605              2,097,605
   Convertible preferred stock - Series F, no par value;
       2,000 shares authorized; 2,000 shares in 2000 and none in
       1999 issued and outstanding; total liquidation preference of
       outstanding shares-$2,000,000                                                 1,373,475                      -
    Common stock, no par value; 17,479,818 shares authorized;
       6,344,106 in 2000 and 5,404,099 shares in 1999 issued and
       outstanding                                                                           -                      -
    Additional paid-in-capital                                                      38,182,588             35,117,564
    Notes receivable-officers                                                         (126,000)              (235,500)
    Accumulated deficit                                                            (49,533,740)           (43,030,646)
                                                                             -----------------     ------------------
           Total stockholders' deficit                                              (4,399,776)            (2,963,431)
                                                                             -----------------     ------------------
                                                                             $      18,336,688     $       20,325,999
                                                                             =================     ==================

The accompanying notes are in integral part of these consolidated statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         ---------------     ---------------
                                                                               2000                1999
                                                                         ---------------      --------------
Net sales:
    Systems                                                              $       871,332      $    1,516,590
    Maintenance, consulting and other                                          1,219,165           1,063,626
                                                                         ---------------      --------------
                  Total net sales                                              2,090,497           2,580,216

Cost of sales:
    Systems                                                                      162,864             201,285
    Maintenance, consulting and other                                            321,755             549,296
                                                                         ---------------      --------------
                  Total cost of sales                                            484,619             750,581
                                                                         ---------------      --------------
                  Gross profit                                                 1,605,878           1,829,635

Operating expenses:
    Selling, general and administrative                                        3,721,730           1,668,792
    Research and development                                                     119,275             349,379
    Other operating expenses                                                   2,226,502                   -
                                                                         ---------------      --------------
                   Loss from operations                                       (4,461,629)           (188,536)

Other income (expense):
    Interest expense                                                            (242,550)            (78,507)
    Interest income                                                                1,002               1,527
    Other expenses                                                                     -            (141,002)
                                                                         ---------------      --------------

                   Total other income (expense), net                            (241,548)           (217,982)
                                                                         ---------------      --------------
Loss from continuing operations                                               (4,703,177)           (406,518)

Discontinued operations:
    Loss on disposal of discontinued operations; net of tax                   (1,664,000)                  -
                                                                         ---------------      --------------
Loss before cumulative effect of change in accounting principle               (6,367,177)           (406,518)
                                                                         ---------------      --------------
Cumulative effect of change in method of depreciation                                  -             231,936
                                                                         ---------------      --------------

                     Net loss                                                 (6,367,177)           (174,582)

Accrual of cumulative dividends on preferred stock                              (135,917)            (43,675)
Attribution of beneficial conversion feature on preferred stock               (3,466,797)           (287,441)
                                                                         ---------------      --------------
Net loss attributable to common stockholders                             $    (9,969,891)     $     (505,698)
                                                                         ===============      ==============
Basic loss per common share:
    Loss from continuing operations                                      $        (1.447)     $       (0.194)
    Loss from discontinued operations                                             (0.290)                  -
                                                                         ---------------      --------------
    Loss before cumulative effect of change in accounting principle               (1.737)             (0.194)
    Cumulative effect of change in accounting principle                                -               0.061
                                                                          ---------------     --------------
    Net loss                                                             $        (1.737)     $       (0.133)
                                                                         ===============      ==============
Diluted loss per common share:
    Loss from continuing operations                                      $        (1.447)     $       (0.194)
    Loss from discontinued operations                                             (0.290)                  -
                                                                         ---------------      --------------
    Loss before cumulative effect of change in accounting principle               (1.737)             (0.194)
    Cumulative effect of change in accounting principle                                -               0.061
                                                                         ---------------      --------------
    Net loss                                                             $        (1.737)     $       (0.133)
                                                                         ===============      ==============
Shares used in calculations:
  Basic                                                                        5,741,384           3,805,368
  Diluted                                                                      5,741,384           3,805,368


The accompanying notes are an integral part of these consolidated statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                              ----------------------------------------
                                                                      2000                 1999
                                                              -----------------      -----------------
Cash flows from operating activities:
    Net loss                                                  $ (6,367,177)          $   (174,582)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Warrants to purchase common stock issued
         for services                                               31,725                      -
        Loss from purchased technology  write-off                1,800,000                      -
        Loss on disposal of discontinued operations              1,539,000                      -
        Depreciation and amortization                            1,015,130                916,045
        Loss on sales of property and equipment                    (36,687)                     -
        Cumulative effect of change in accounting principle              -               (231,936)
    Changes in operating assets and liabilities:
       Accounts receivable                                         236,791               (716,612)
        Other receivables                                          (60,420)               (85,710)
        Inventories                                                (86,477)              (151,291)
        Prepaid expenses and other                                  15,901               (120,807)
        Accounts payable                                          (355,982)               318,940
        Accrued liabilities                                       (115,644)                (7,220)
        Accrued consideration related to acquisition              (166,209)                     -
        Accrued interest and penalties                             115,192                      -
        Deferred revenue                                           110,938                233,989
                                                              ------------           ------------
                         Cash used by operating activities      (2,323,919)               (19,184)
                                                              ------------           ------------

Cash flows from investing activities:
    Sale of investment in sales-type leases                          5,660                  5,307
    Purchase of property and equipment                            (121,626)              (154,002)
    Increase in leased equipment                                    17,449                  6,633
    Investment in software development costs                             -               (865,107)
    Investment in purchased technology                            (100,000)                     -
    Investment in other assets                                     (57,072)                (1,975)
                                                              ------------           ------------
                    Cash used by investing activities             (255,589)            (1,009,144)
                                                              ------------           ------------

Cash flows from financing activities:
    Proceeds from note receivable-officers                         109,500                      -
    Proceeds from issuance of preferred stock                    2,369,725              1,504,000
    Proceeds from issuance of common stock                         505,799                563,875
    Proceeds from short-term notes payable                               -                606,768
    Payments of long-term notes payable                         (1,283,927)               (50,000)
                                                              ------------           ------------
             Cash provided by financing activities               1,701,097              2,624,643
                                                              ------------           ------------

             Net increase (decrease) in cash                      (878,411)             1,596,315
             Cash and cash equivalents at beginning of period    2,171,648                664,066
                                                              ------------           ------------
             Cash and cash equivalents at end of period       $  1,293,237           $  2,260,381
                                                              ============           ============

The accompanying notes are an integral part of these consolidated statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          General

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

          The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         Continuation as a Going Concern

         The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 1999 and quarter ended March 31, 2000, the Company incurred losses from operations of $14,920,021 and $4,461,629, respectively. At March 31, 2000, the Company had a working capital deficit of $18,011,241 and a stockholders' deficit of $4,399,776.

         The Company is currently in negotiation to resolve approximately $7,300,000 of current liabilities included in the Company's March 31, 2000 consolidated financial statements by issuance of equity securities for certain acquisition earnout obligations. The completion of the disposal of BHT and resolution of earnout liabilities will aid in alleviating the Company's working capital deficit. In January and February 2000, the Company issued Series D and F Convertible Preferred Stock with combined gross proceeds of $2,400,000. Furthermore, during the last fiscal quarter of 1999 the Company appointed a new Chief Executive Officer and other executive management who took action to reduce future operating expenses in an effort to improve operating margins in 2000. In the first fiscal quarter of 2000 the Company implemented additional budgetary controls and established performance criteria to monitor expenses and improve financial performance. The Company also expects to reach a satisfactory extension of its borrowing arrangements with its primary secured lender.

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

         Other Operating Expenses

         Other operating expenses is primarily comprised of a charge taken by the Company in February 2000 related to certain technology acquired during the quarter ended March 31, 2000. In February 2000, the Company contracted to purchase the full rights to certain software currently used by the Company in its Virtual Command Center (VCC) product from a company owned by an employee of Global Maintech Corporation for aggregate consideration with a value of $1,800,000. This consideration is comprised of (a) $400,000 in cash, $100,000 of which was paid in February and the remainder payable in installments through December 31, 2001; (b) 70,600 shares of common stock valued at approximately $600,000, 17,650 shares of which were issued in February 2000 and the remainder to be issued through December 31, 2000; and (c) options to purchase 100,000 shares of the Company's common stock at $7.3125 per share during the five year term of such options, the aggregate value of which, determined by use of a Black-Scholes valuation model, was approximately $800,000. The software technology acquired, Global Watch MVS, can be sold on a stand-alone basis or as part of the VCC product. The Company determined in the fourth quarter of 1999 that the expected future cash flows from certain software related assets were impaired and, as a result, certain software assets were written down to their recoverable amount. Since the Global Watch MVS software has insufficient history to provide evidence of satisfactory future cash flows, the Company expensed the cost of the software technology acquired.

          Loss Per Share

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

          Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include (a) "in-the-money" stock options and warrants, (b) the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock and convertible debt, (c) the number of weighted average common shares which would be added upon the satisfaction of certain conditions with respect to arrangements involving contingently issuable shares, and (d) the number of weighted average common shares that may be issued subject to contractual arrangements entered into by the Company that may be settled in common stock or in cash at the election of either the Company or the holder.

          During the first fiscal quarters ended March 31, 2000 and 1999, respectively, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive. The weighted average numbers of antidilutive option and warrant shares excluded from the calculation of diluted loss per common share were the following for 2000 and 1999:

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                            2000           1999
                                                         ----------     --------
          Weighted average antidilutive option shares      402,186        6,600
          Weighted average antidilutive warrant shares     801,604      486,586


          At March 31, 2000 and 1999, the numbers of common shares issuable (and excluded from the calculation of diluted loss per common share) upon conversion of the then outstanding preferred shares and convertible debt were the following:

                                                                        March 31,
                                                                      2000        1999
                                                                     --------------------
          Number of common shares issuable upon conversion of:
               Series A Convertible Preferred Stock                    17,379      17,379
               Series B Convertible Preferred Stock                   256,408     223,231
               Series C Convertible Preferred Stock                      -           -
               Series D Convertible Preferred Stock                   441,784        -
               Series E Convertible Preferred Stock                   517,073        -
               Series F Convertible Preferred Stock                   134,189        -
          Number of common shares with respect to convertible debt    121,773        -

         In addition to the above convertible securities, at March 31, 2000 400,000 shares of the Company's BHT subsidiary's Series B Preferred Stock was outstanding. Such shares were convertible to 80,000 shares of the of Company's common stock. Similar to the items discussed above, such shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

         As part of the acquisition of the Global Watch MVS software the Company agreed to issue 70,600 shares of the Company's common stock through December 2000.

         The Company is a party to a number of arrangements that may be settled in common stock or in cash at the election of either the Company or the other party to the arrangement as stipulated in such contracts. These contractual arrangements include accrued dividends with respect to the Company's preferred stock, a minimum earnout payment related to certain assets acquired from Enterprise Solutions, Inc., earnout payment related to the purchase of Breece Hill Technologies, Inc., and various other contractual arrangements. The settlement of such contractual obligations, if sought by either party through the issuance of common shares, would have required 2,309,519 and 10,166 shares as of March 31, 2000 and 1999, respectively. These shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

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

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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

         Discontinued Operations-Breece Hill Technologies, Inc.

         On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. subsidiary, which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. Accordingly, the estimated loss from the disposal of this segment and the financial position, results of operations and cash flows of BHT have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the consolidated financial statements. The net liabilities of discontinued operations was increased $1,664,000 in the quarter ended March 31, 2000 to reflect a revised calculation of liability for the earnout period of March 15, 1999 through March 14, 2000.
No further adjustment was deemed necessary for the loss on disposal of discontinued operations.

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

         Under the terms of the Lavenir Agreement, the total purchase price of $5,300,000 was comprised of the following: (a) 266,000 shares of the Company's common stock initially paid to Lavenir on the closing date, (b) $400,000 originally in the form of a payable due on January 31, 2000, and (c) additional shares totaling 404,085 shares of the Company's common stock issued as of March 31, 2000 to cause the aggregate value of the shares previously issued and the original $400,000 liability to total $5,300,000 as of the March 31, 2000. In November 1999 the Company negotiated the $400,000 liability due on January 31, 2000 to a $100,000 amount due on January 31, 2000 in return for 100,000 shares of the Company's common stock to be issued in January 2000. This negotiation of the satisfaction of the original $400,000 liability and related issuance of additional shares of common stock did not impact the number of common shares to be issued in 2000 as described above.

         The Company received net assets with a fair value of approximately $315,000 as a result of the Lavenir asset acquisition and allocated the remaining purchase price of $4,985,000 to purchased technology intangible assets with useful lives of three to five years.

         Singlepoint Limited: On May 27, 1999, the Company, through its SSI subsidiary, acquired all of the outstanding stock of Singlepoint Limited ("SSI Ltd"), a distributor of SSI products and services. In return for the SSI Ltd shares, the Company paid $80,000. In addition, under the terms of the related acquisition agreement, the Company is required to pay an earnout payment based upon net income of SSI Ltd for a period subsequent to the acquisition date through April 30, 2000. Through March 31, 2000, no additional earnout amounts have been required with respect to SSI Ltd.

         The Company recorded the acquisition of SSI Ltd using the purchase method of accounting. The net liabilities in excess of identifiable assets of SSI Ltd as of the acquisition date totaled $115,437. Based upon the $80,000 of consideration paid, the Company recorded an increase in other intangible assets of $195,437 in 1999 as a result of the SSI Ltd acquisition.












         Unaudited 1999 pro forma financial information: The following tables summarizes unaudited pro forma 1999 consolidated financial information with respect to results of operations of the Company as if the acquisitions of the assets, licenses, and various rights and assumption of the described liabilities with respect to the transactions with Lavenir and SSI Ltd described above had occurred as January 1, 1999:

                                                  Three months
                                              ended March 31, 1999
                                              --------------------
Net sales                                           $ 4,150
Loss from continuing operations                        (589)
Diluted loss per common share from
    continuing operations                           $(0.226)


         Common Stock Issuance

         During the first quarter ended March 31, 2000 the Company issued 232,164 shares of common stock as a result of exercises of stock options. The Company received $558,496 in proceeds for these exercises. The Company also issued 504,085 shares of common stock to Lavenir Technology, Inc. in settlement of a previously negotiated acquisition liability and final share determination, 17,650 shares for the purchaser of Global Watch MVS, 150,000 shares in connection with the issuance of Series D Convertible Preferred Stock, and 36,106 shares to satisfy a previous commitment.

         Preferred Stock Issuance

         Issuance of Series D Convertible Preferred Stock: On January 19, 2000, the Company issued 2,725 shares of Series D Convertible Preferred Stock ("Series D Stock") in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of promissory notes issued by the Company;
(3) 1,600 shares to the holders of the Company's then outstanding Series C Convertible Preferred Stock in exchange for all of their Series C shares; and
(4) 125 shares to the placement agent, of which 75 shares were issued in exchange for all of the Company's Series C Stock held by the placement agent and of which 50 shares were compensation for placement agent services. At any time after the issuance of the Series D Stock, each share of Series D Stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. The beneficial conversion feature present in the issuance of the Series D Stock as determined on the date of issuance of the Series D Stock totaled $2,386,830 of which $1,863,858 was treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series D Stock since such shares may be converted at any time following issuance. The other $522,972 was attributed to Series C Stock and was treated as a reduction in earnings available to common stockholders in the year ended December 31, 1999. Holders of Series D Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

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

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

         In connection with such offering, the Company also issued warrants to the investors to purchase 50,000 shares of common stock. Each warrant is a four-year callable warrant to purchase common stock at $11.00 per share.

         Due to certain provisions in effect with respect to the Series E Stock offering, as a result of the Series F Stock offering, the conversion formula with respect to the Series E Stock was modified. Based upon this modification, an additional beneficial conversion feature was created with respect to the Series E Stock. The value of this additional conversion benefit of $311,510 was treated as a reduction in earnings available (increase in loss attributable) to common stockholders in the first quarter of 2000.

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

         Reclassifications

         Certain amounts previously reported in 1999 have been reclassified to conform to the 2000 presentation.

         Use of estimates

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

         Subsequent Events

         On March 24, 2000 the Company signed a letter of intent with another company (the "Potential Acquirer") whereby the Company would sell substantially all the software rights, trademarks, and copyrights used in the printed circuit board industry acquired by the Company from Lavenir in September 1999. In April 2000 the Company and the Potential Acquirer mutually agreed to terminate the letter of intent and not

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


proceed with the purchase of the Lavenir software rights. The Company will continue to operate the Lavenir software business and may seek other potential acquirers of the business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the quarters ended March 31, 2000 and 1999. These results include the operations of GMI and its subsidiaries. The Company's Breece Hill Technologies segment is treated as a discontinued operation.

         Net sales for the first quarter of 2000 were $2,090,000 compared to net sales for the first quarter of 1999 of $2,580,000. The $490,000 decrease is primarily related to a decrease of the Company's Virtual Command Center (VCC) product sales. The decline in the VCC sales is related to the impact of a patent suit filed in February 2000 which was settled in March 2000. While the patent claim was settled to avoid protracted and potentially costly litigation, the suit delayed the closing of several VCC product sales until the second quarter of 2000.

          Cost of sales decreased in the first quarter of 2000 by $266,000, and cost of sales as a percentage of total revenue decreased to 23% in the first quarter of 2000 from 29% in 1999. The majority of the decrease is related to a decrease in software amortization, which is due to the write-off of portions of capitalized software costs in the fourth quarter of 1999. As a result, gross margin as a percentage of total revenue in the first quarter of 2000 was 77% compared to 71% in the first quarter of 1999.

          Selling, general and administrative costs (SG&A) in the first quarter of 2000 were approximately $3,722,000 compared to $1,669,000 in the first quarter of 1999. The increase of $2,053,000 is primarily due to an increase of approximately $1,204,000 from acquisitions made by the Company since March 31, 1999, the majority of which is related to salaries. The remaining increase in SG&A is due to increases in payroll and professional expenses. Payroll increased in the Singlepoint Systems, Inc. subsidiary and also in the portion of the business that the Company intends to return to Infinite Graphics, Inc. Professional expenses include legal, audit, investor relations expenses and other professional services. Legal expenses increased due to the divestitures of business units which the Company undertook as well as expenses incurred that were related to the patent lawsuit. Audit expenses increased due to the complexity of the Company's acquisition and divestiture activities. Investor relations expenses were high in the first quarter of 2000 as a result of the special shareholders meeting held on April 5, 2000.

          Research and development costs in the first quarter of 2000 were $119,000 compared to $349,000 in the first quarter of 1999. The decrease of $230,000 is substantially due to decreases in payroll and staffing levels devoted to product research and development.

          The Company incurred $2,227,000 of other operating expenses in the first quarter 2000 primarily for the expensing of purchased technology. While the Company believes the purchased technology has value, the technology has insufficient history to provide evidence of satisfactory future cash flows, discounted at a rate commensurate with the risks involved as determined in the fourth quarter of 1999.

          Other income (expense) consists of interest expense, amortization of debt issue costs and interest income. The increase in interest expense is due to the increase in debt of the Company since March 31, 1999. The amortization of deferred debt costs declined due to the full amortization or write-off of unamortized debt subsequent to March 31, 1999.

          Loss on disposal of discontinued operations of $1,664,000 reflects a charge in 2000 to increase the Company's earnout liability to the former shareholders of Breece Hill Technologies, Inc.

Liquidity and Capital Resources

          As of March 31, 2000, the Company had negative working capital of $18,011,000 compared to negative working capital of $17,438,000 as of December 31, 1999. The increase is primarily due to the increase in net liabilities of discontinued operations of $1,539,000, and a liability for purchased technology of $750,000 which was partially offset by a paydown of notes payable from proceeds of equity raised in the first quarter 2000.

          Net cash used in operating activities for the quarter ended March 31, 2000 was $2,324,000 compared to $19,000 used by such activities in the quarter ended March 31, 1999. The major adjustments to reconcile the net loss in the first quarter of 2000 to net cash used in operating activities were depreciation and amortization of $1,015,000 and loss from discontinued operations of $1,539,000 and a non-cash loss from purchased technology write-offs of $1,800,000. Cash used by changes in operating assets and liabilities was $305,000. With respect to operating assets, cash of $107,000 was provided by current assets primarily from a decrease in accounts receivable and cash of approximately $412,000 was used by current liabilities primarily by reductions in accounts payable and other accrued liabilities.

         Cash used by investing activities in the quarter ended March 31, 2000 was $256,000 and primarily reflects an investment in purchased technology of $100,000, net purchases of property and equipment of $122,000, and investment of $56,000 in patents. In 1999 the Company invested approximately $865,000 in capitalized computer software development, and $154,000 in property and equipment.

         Net cash of approximately $1,701,000 was provided by financing activities in the quarter ended March 31, 2000. This reflects net proceeds from the issuance of convertible preferred stock of approximately $2,370,000 through the issuance of Series D Stock and Series F Stock. Net cash of $506,000 was provided by the issuance of common stock as a result of the exercise of stock options primarily by former employees. In addition the Company received $110,000 in proceeds from a note receivable. These proceeds were partially offset by the $1,284,000 reduction of notes payable. In the first quarter ended March 31 1999 the Company received proceeds from the issuance of convertible preferred stock and common stock of approximately $2,068,000 and proceeds from the issuance of short-term notes payable of approximately $607,000 offset by a payment on long-term notes payable of $50,000.

         Presently, the Company will need to raise additional capital to support operations through the second quarter. The Company expects that its Breece Hill subsidiary will not be a substantial drain on the cash resources of the Company and believes Breece Hill will be sold sometime during the year 2000. The Company believes its working capital will improve as the Company's profitability improves. The Company expects its profitability to improve as a result of further increases in sales and the expense reduction programs implemented during fourth quarter 1999. Nevertheless, the Company can provide no assurance as to its future profitability, access to the capital markets nor the completion of its projected asset and business sales.


Recent Developments

          On March 24, 2000 the Company signed a letter of intent with another company (the "Potential Acquirer") whereby the Company would sell substantially all the software rights, trademarks, and copyrights used in the printed circuit board industry acquired by the Company from Lavenir in September 1999. In April 2000 the Company and the Potential Acquirer mutually agreed to terminate the letter of intent and not proceed with the purchase of the Lavenir software rights. The Company will continue to operate the Lavenir software business and may seek other potential acquirers of the business.

--------------------------------------------------------------------------------

                          PART II. OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 2.   CHANGES IN SECURITIES

          On January 19, 2000, the Company issued 2,725 shares of Series D Convertible Preferred Stock ("Series D Stock") in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of promissory notes issued by the Company; (3) 1,600 shares to the holders of the Company's then outstanding Series C Convertible Preferred Stock in exchange for all of their Series C shares; and (4) 125 shares to the placement agent, of which 75 shares were issued in exchange for all of the Company's Series C Stock held by the placement agent and of which 50 shares were compensation for placement agent services. At any time after the issuance of the Series D Stock, each share of Series D Stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. The beneficial conversion feature present in the issuance of the Series D Stock as determined on the date of issuance of the Series D Stock totaled $2,386,830 of which $1,863,858 was treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series D Stock since such shares may be converted at any time following issuance. The other $522,972 was attributed to Series C Stock and was treated as a reduction in earnings available for common stockholders in the year ended December 31, 1999. Holders of Series D Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A. A special meeting of shareholders was held on April 5, 2000. The Company solicited proxies and filed its definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A. The only matters voted upon at the meeting were the approval of the sale of the Company's subsidiary, Breece Hill Technologies, Inc. and to amend the Company's Articles of Incorporation to increase the number of authorized shares. All items presented to shareholders were passed.

          B. The shareholders voted to approve the Common Stock and Series B Preferred Stock Purchase Agreement, dated as of February 3, 2000, by and among the Company, Tandberg Data ASA, Global MAINTECH, Inc., Hambrecht & Quist Guaranty Finance, LLC, Greyrock Capital, and Cruttenden Roth, Incorporated. There were 3,667,658 shares represented at the special meeting of a total of 5,734,418 entitled to vote. Of the total shares entitled to vote, 3,652,658 voted for, 13,509 against, 1,869 abstained, and there were no broker non-votes.

          C. The shareholders voted to approve the proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's capital stock from 10,711,724 to 18,500,000. There were 3,667,658 shares represented at the special meeting and of the shares represented, 3,626,439 voted for, 30,236 voted against, 10,983 abstained, and there were no broker non-votes.


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


                                   GLOBAL MAINTECH CORPORATION



May 15, 2000                       By: /s/ James Geiser
                                       ----------------------------------------
                                       James Geiser
                                       Chief Financial and Chief Accounting
                                       Officer

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 15, 2000                       By: /s/ Trent Wong
                                       ----------------------------------------
                                       Trent Wong
                                       Chief Executive Officer