Form 10QSB
period 2000-06-30
SINGLEPOINT SYSTEMS CORP
filed 2000-08-14
CIK 783738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 2000



                         Commission File Number 0-14692

                 ----------------------------------------------


                         Singlepoint Systems Corporation


              Minnesota                             41-1523657
       State of Incorporation            I.R.S. Employer Identification No.



        4020 Moorpark Avenue, Suite 115, San Jose, California 95117-1845
                        Telephone Number: (408) 557-6500


                           Global MAINTECH Corporation
             7578 Market Place Drive, Eden Prairie, Minnesota, 55344
                            (Former name and address)


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


As of August 10, 2000 there were 7,194,142 shares of the Registrant's no par value common stock outstanding with approximately 3,100 shareholders of record.


Transitional small business issuer format: No

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.


--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                           June 30,     December 31,
                                                             2000           1999
                                                          -----------   -----------
CURRENT ASSETS
    Cash and cash equivalents                             $   610,374   $ 2,171,648
    Accounts receivable, less allowance for doubtful
        accounts of $165,000 and $190,000, respectively     1,211,610     2,013,371
    Other receivables                                         176,699        94,211
    Inventories                                             1,159,564     1,322,336
    Prepaid expenses and other                                 67,616       161,252
    Current portion of investment in
      sales-type leases                                        13,207        20,753
                                                          -----------   -----------
        Total current assets                                3,239,070     5,783,571

Property and equipment, net                                   556,228       823,286
Leased equipment, net                                          88,385       123,285
Software development costs, net                                57,806     1,092,283
Purchased technology and other intangibles, net            10,095,391    12,371,739
Investments                                                   500,000          --
Other assets, net                                             289,689       131,835
                                                          -----------   -----------
                                 TOTAL ASSETS             $14,826,569   $20,325,999
                                                          ===========   ===========


The accompanying notes are an integral part of these consolidated statements.

               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    June 30,        December 31,
                                                                                      2000             1999
                                                                                  -------------    ------------
CURRENT LIABILITIES
    Accounts payable                                                               $  2,437,863    $  2,103,764
    Current portion of notes payable                                                  3,579,089       5,390,270
    Accrued liabilities, compensation and payroll taxes                                 620,215       1,103,004
    Accrued consideration related to acquistions                                      5,238,128       7,264,519
    Accrued interest and penalties                                                    1,370,164         802,801
    Accrued dividends                                                                   425,402         259,919
    Deferred revenue                                                                  1,280,427         997,141
    Net liabilities of discontinued operation                                         7,908,018       5,300,000
                                                                                   ------------    ------------
           Total current liabilities                                                 22,859,306      23,221,418
                                                                                   ------------    ------------
    Notes payable, less current portion                                                  14,514          68,012
                                                                                   ------------    ------------
           Total liabilities                                                         22,873,820      23,289,430


STOCKHOLDERS' EQUITY (DEFICIT)

Voting, convertible preferred stock - Series A, no par value; 887,980 shares authorized; 63,956 on June 30, 2000 and 86,896 on December 31,
        1999 issued and outstanding; total liquidation preference of outstanding
        shares-$23,984                                                             $     30,012    $     40,765
Voting, convertible preferred stock - Series B, no par value; 123,077 shares authorized; 51,023 on June 30, 2000 and 51,632 on December 31,
        1999 issued and outstanding; total liquidation preference of outstanding
        shares-$1,658,248                                                             1,658,270       1,678,069
Convertible preferred stock - Series C, no par value; 1,675
        shares authorized; none on June 30, 2000 and 1,675 shares
        on December 31, 1999 issued and outstanding                                        --         1,368,712
Convertible preferred stock - Series D, no par value;
        2,775 shares authorized; 2,653 shares on June 30, 2000 and none on December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,653,000                                   1,836,659            --
Convertible preferred stock - Series E, no par value;
        2,675 shares authorized; 2,675 shares on June 30, 2000 and none on December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,675,000                                   2,097,605       2,097,605
Convertible preferred stock - Series F, no par value;
        2,000 shares authorized; 2,000 shares on June 30, 2000 and none on December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,000,000                                   1,373,475            --
Common stock, no par value; 17,479,818 shares authorized;
        6,460,662 on June 30, 2000 and 5,404,099 shares on December 31, 1999
        issued and outstanding                                                             --              --
    Additional paid-in-capital                                                       38,244,617      35,117,564
    Notes receivable-officers                                                          (126,000)       (235,500)
    Accumulated deficit                                                             (53,161,889)    (43,030,646)
                                                                                   ------------    ------------
           Total stockholders' equity (deficit)                                      (8,047,251)     (2,963,431)
                                                                                   ------------    ------------
                                                                                   $ 14,826,569    $ 20,325,999
                                                                                   ============    ============

The accompanying notes are an integral part of these consolidated statements.

               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       For the three months ended        For the six months ended
                                                                                June 30,                       June 30,
                                                                     -----------------------------    ----------------------------
                                                                          2000            1999            2000           1999
                                                                     -------------   -------------    ------------   -------------
Net sales:
    Systems                                                           $  1,610,150    $  1,516,851    $  2,481,482    $  3,033,442
    Maintenance, consulting and other                                    1,039,524       1,182,790       2,258,689       2,246,415
                                                                      ------------    ------------    ------------    ------------
                  Total net sales                                        2,649,674       2,699,641       4,740,171       5,279,857

Cost of sales:
    Systems                                                                427,735          15,498         590,599         216,783
    Maintenance, consulting and other                                      162,658         693,789         484,413       1,243,084
                                                                      ------------    ------------    ------------    ------------
                  Total cost of sales                                      590,393         709,287       1,075,012       1,459,867
                                                                      ------------    ------------    ------------    ------------
                  Gross profit                                           2,059,281       1,990,354       3,665,159       3,819,990

Operating expenses:
    Selling, general and administrative                                  3,546,598       1,951,802       7,148,053       3,633,149
    Research and development                                               119,275         555,726         358,825         892,550
    Other operating expenses                                               311,111            --         2,537,613            --
                                                                      ------------    ------------    ------------    ------------
                   Loss from operations                                 (1,917,703)       (517,174)     (6,379,332)       (705,709)

Other income (expense):
    Interest expense                                                      (105,705)       (126,732)       (222,356)       (205,240)
    Interest income                                                         12,803             745          13,806           2,272
    Other expenses                                                        (758,365)       (421,687)       (884,264)       (562,690)
                                                                      ------------    ------------    ------------    ------------
                   Total other income (expense), net                      (851,267)       (547,674)     (1,092,814)       (765,658)
                                                                      ------------    ------------    ------------    ------------
Loss from continuing operations                                         (2,768,970)     (1,064,848)     (7,472,146)     (1,471,367)

Discontinued operations:
    Loss from discontinued operations, net of tax                             --          (914,318)           --          (914,318)
    Loss on disposal of discontinued operations, net of tax               (829,614)           --        (2,493,614)           --
                                                                      ------------    ------------    ------------    ------------

Loss before cumulative effect of change in accounting principle         (3,598,584)     (1,979,166)     (9,965,760)     (2,385,685)
                                                                      ------------    ------------    ------------    ------------

Cumulative effect of change in method of depreciation                         --              --              --           231,936
                                                                      ------------    ------------    ------------    ------------
                     Net loss                                           (3,598,584)     (1,979,166)     (9,965,760)     (2,153,749)

Accrual of cumulative dividends on preferred stock                        (140,347)        (45,000)       (256,465)        (88,675)
Attribution of beneficial conversion feature on preferred stock               --          (471,532)     (3,466,797)       (758,973)
                                                                      ------------    ------------    ------------    ------------
Net loss attributable to common stockholders                          $ (3,738,931)   $ (2,495,698)   $(13,689,022)   $ (3,001,397)
                                                                      ============    ============    ============    ============
Basic loss per common share:
    Loss from continuing operations                                   $     (0.477)   $     (0.392)   $     (1.890)   $     (0.622)
    Loss from discontinued operations                                       (0.136)         (0.226)         (0.421)         (0.245)
                                                                      ------------    ------------    ------------    ------------
    Loss before cumulative effect of change in accounting principle         (0.613)         (0.618)         (2.311)         (0.868)
    Cumulative effect of change in accounting principle                       --              --              --             0.062
                                                                      ------------    ------------    ------------    ------------
    Net loss                                                          $     (0.613)   $     (0.618)   $     (2.311)   $     (0.805)
                                                                      ============    ============    ============    ============
Diluted loss per common share:
    Loss from continuing operations                                   $     (0.477)   $     (0.392)   $     (1.890)   $     (0.622)
    Loss from discontinued operations                                       (0.136)         (0.226)         (0.421)         (0.245)
                                                                      ------------    ------------    ------------    ------------
    Loss before cumulative effect of change in accounting principle         (0.613)         (0.618)         (2.311)         (0.868)
    Cumulative effect of change in accounting principle                       --              --              --             0.062
                                                                      ------------    ------------    ------------    ------------
    Net loss                                                          $     (0.613)   $     (0.618)   $     (2.311)   $     (0.805)
                                                                      ============    ============    ============    ============
Shares used in calculations:
  Basic                                                                  6,096,047       4,037,528       5,923,047       3,727,057
  Diluted                                                                6,096,047       4,037,528       5,923,047       3,727,057


The accompanying notes are an integral part of these consolidated statements.

                SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                      2000          1999
                                                                  -----------    ----------
Cash flows from operating activities:
    Net loss                                                      $(9,965,760)   $(2,153,749)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Stock issued for services                                      74,521           --
        Loss on write-off of purchased technology                   1,800,000           --
        Loss on operations of discontinued operations                    --          914,318
        Loss on disposal of discontinued operations                 2,368,614           --
        Advances to discontinued operations                              --       (2,230,454)
        Depreciation and amortization                               2,053,586      2,040,221
        Cumulative effect of change in accounting principle              --         (231,936)
        Loss on sales of property and equipment                      (184,342)          --

        Changes in operating assets and liabilities:
         Accounts receivable                                          156,487     (1,301,459)
         Other receivables                                            (82,488)       (75,964)
         Inventories                                                  162,772       (138,683)
         Prepaid expenses and other                                    93,636       (246,468)
         Accounts payable                                             434,348        247,267
         Accrued liabilities                                         (163,773)        46,919
         Accrued consideration related to acquisition                (511,872)          --
         Accrued interest and penalties                               967,363           --
         Deferred revenue                                             126,331        158,768
                                                                  -----------    -----------
                      Cash used by operating activities            (2,670,577)    (2,971,220)
                                                                  -----------    -----------
Cash flows from investing activities:
    Cash received from sales-type leases                                7,546         43,186
    Purchase of property and equipment                               (131,610)      (296,206)
    Purchase of leased equipment                                         --          (42,185)
    Investment in software development costs                             --       (1,762,327)
    Investment in purchased technology                               (100,000)          --
    Investment in other assets                                        (24,856)       (12,731)
                                                                  -----------    -----------
                      Cash used by investing activities              (248,920)    (2,070,263)
                                                                  -----------    -----------
Cash flows from financing activities:
    Proceeds from note receivable - officer                           109,500           --
    Proceeds from issuance of preferred stock                       2,369,725      1,504,000
    Proceeds from issuance of common stock                            443,677      1,295,004
    Proceeds from short-term notes payable                               --        1,764,729
    Payments of short-term notes payable                           (1,511,181)          --
    Proceeds from long-term notes payable                                --        1,391,464
    Payments of long-term notes payable                               (53,498)          --
                                                                  -----------    -----------
               Cash provided by financing activities                1,358,223      5,955,197
                                                                  -----------    -----------
               Net increase (decrease) in cash                     (1,561,274)       913,714
               Cash and cash equivalents at beginning of period     2,171,648        664,066
                                                                  -----------    -----------
               Cash and cash equivalents at end of period         $   610,374    $ 1,577,780
                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES

            FOOTNOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     General

     The Company, through its subsidiaries, Global MAINTECH, Inc. ("GMI") and Singlepoint Systems, Inc. ("SSI"), supplies world class systems and services to corporate data centers; manufactures and sells event notification software to corporate clients; provides professional services to help companies implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

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

     The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

     Continuation as a Going Concern

     The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 1999 and the six months ended June 30, 2000, the Company incurred losses from operations of $14,920,021 and $6,379,332, respectively. At June 30, 2000, the Company had a working capital deficit of $19,620,236 and a stockholders' deficit of $8,047,251.

     The Company is currently in negotiation to resolve approximately $5,200,000 of current liabilities included in the Company's June 30, 2000 consolidated financial statements by issuance of equity securities for certain acquisition earn out obligations with Enterprise Solutions, Inc. ("ESI"). The completion of the disposal of BHT and resolution of earnout liabilities will aid in alleviating the Company's working capital deficit. During the fourth quarter of 1999 the Company appointed a new Chief Executive Officer and other executive management who took action to reduce future operating expenses in an effort to improve operating margins in 2000. In January and February 2000, the Company issued Series D and F Convertible Preferred Stock with combined gross proceeds of $2,400,000. In the first quarter of 2000 the Company implemented additional budgetary controls and established performance criteria. In the second quarter of 2000 the Company reduced the cost of sales and improved the gross profit. The Company also expects to reach a satisfactory extension of its borrowing arrangements with its primary secured lender.

     These actions are significant and their impact on future results is uncertain as of the date of the consolidated financial statements. In addition, the ability of the Company to attract additional capital if events do not occur as expected by the Company is uncertain. While the Company believes in the viability of its strategy to improve operating margins and believes in its financial plan to improve the Company's working capital position, there can be no assurances to that effect.

     Other Operating Expenses

     Other operating expenses is primarily comprised of a charge taken by the Company in February 2000 related to certain technology acquired during the quarter ended March 31, 2000. In February 2000, the Company contracted to purchase the full rights to certain software currently used by the Company in its Virtual Command Center (VCC) product from a company owned by an employee of Singlepoint Systems Corporation for aggregate consideration with a value of $1,800,000. This consideration is comprised of (a) $400,000 in cash, $100,000 of which was paid in February and the remainder payable in installments through December 31, 2001; (b) 70,600 shares of common stock valued at approximately $600,000, 17,650 shares of which were issued in February 2000 and the remainder to be issued through December 31, 2000; and (c) options to purchase 100,000 shares of the Company's common stock at $7.3125 per share during the five year term of such options, the aggregate value of which, determined by use of a Black-Scholes valuation model, was approximately $800,000. The software technology acquired, Global Watch MVS, can be sold on a stand-alone basis or as part of the VCC product. The Company determined in the fourth quarter of 1999 that the expected future cash flows from certain software related assets were impaired and, as a result, certain software assets were written down to their recoverable amount. Since the Global Watch MVS software has insufficient history to provide evidence of satisfactory future cash flows, the Company expensed the cost of the software technology acquired.

     In the second quarter of 2000, the Company accrued $135,500 relating to employee terminations costs associated with the relocation of the Company headquarters from Minneapolis to San Jose. The Company accrued $135,000 for the future lease payments for a software development package, which the Company is no longer utilizing.

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

     During the quarter and six months ended June 30, 2000 and June 30, 1999, potentially dilutive shares were excluded from the diluted loss per common share computation, as their effect was antidilutive. The weighted average number of antidilutive option and warrant shares excluded from the calculation of diluted loss per common share for the three and six months periods ended June 30, 2000 and June 30, 1999 are listed in the table below.

                                             Three Months Ended                Six Months Ended
                                       June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                       -------------   -------------    -------------   -------------
Weighted Average Antidilutive Option
Shares                                    1,552,030      1,290,986         1,494,459     1,109,026
Weighted Average Antidilutive
Warrant Shares                            1,993,030      1,891,112         2,004,590     1,999,833


     At June 30, 2000 and June 30, 1999, the numbers of common shares issuable (and excluded from the calculation of diluted loss per common share) upon conversion of the then outstanding preferred shares and convertible debt were the following:


                                                               June 30, 2000   June 30, 1999
                                                               -------------   -------------
    Number of Common Shares Issuable Upon Conversion of
             Series A Convertible Preferred Stock                    12,791        17,379
             Series B Convertible Preferred Stock                   442,199       367,790
             Series C Convertible Preferred Stock                       --        370,507
             Series D Convertible Preferred Stock                 1,624,791           --
             Series E Convertible Preferred Stock                 1,755,284           --
             Series F Convertible Preferred Stock                 1,294,871           --
    Number of Common Shares Issuable Upon Conversion of
             Debt                                                   121,773       173,811


     In addition to the above convertible securities, at June 30, 2000, 400,000 shares of the Company's BHT subsidiary's Series B Preferred Stock were outstanding. Such shares are convertible to 80,000 shares of the Company's common stock. Similar to the items discussed above, such shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

     As part of the acquisition of the Global Watch MVS software the Company will issue an additional 52,950 shares of the Company's common stock through December 2000.

     The Company is a party to a number of arrangements that may be settled in common stock or in cash at the election of either the Company or the other party to the arrangement as stipulated in such contracts. These contractual arrangements include accrued dividends with respect to the Company's preferred stock, a minimum earn out payment related to certain assets acquired from BHT, ESI and various other contractual arrangements. The settlement of such contractual obligations, if sought by either party through the issuance of common shares, would have required 425,402 shares for accrued dividends, 89,468 shares for the Lavenir Technology, Inc. late registration penalty, 1,530,191 shares for the BHT earn out payment and 1,750,000 shares for the ESI earn out payment as of June 30, 2000. These shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

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

     The Company regularly reviews the carrying value of software development assets and a loss is recognized when the unamortized costs are deemed unrecoverable based on the estimated cash flows to be generated from the applicable software.

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

     Discontinued Operations-Breece Hill Technologies, Inc.

     On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. (BHT) subsidiary, which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. Accordingly, the estimated loss from the disposal of this segment and the financial position, results of operations and cash flows of BHT have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the consolidated financial statements. The loss on disposal of discontinued operations was increased $2,493,614 for the six months ended June 30, 2000 to reflect a revised calculation of liability for the earn-out period of March 15, 1999 through March 14, 2000. No further adjustment was deemed necessary for the loss from discontinued operations for the six months ended June 30, 2000 since such loss was provided at December 31, 1999.

     Acquisitions

     Enterprise Solutions, Inc.: The Company, through its wholly owned subsidiary Singlepoint Systems, Inc. ("SSI"), purchased substantially all of the assets of Enterprise Solutions, Inc., an Ohio corporation ("ESI"), pursuant to an Asset Purchase Agreement effective as of November 1, 1998 ("ESI Agreement") by and among the Company, GMI, SSI and ESI. The transaction was treated as an asset purchase for accounting purposes and involved contingent consideration based on operating results through April 30, 2000.

     The ESI Agreement provides for payment of the earn out amount to be made by SSI to ESI no later than 60 days after the expiration of the earn out period. ESI has consented to an extension of the required payment date of the earn out amount to no later than 120 days after the expiration of the earn out period. The Company is currently negotiating the final settlement with ESI and believes that they have adequately accrued for the earn-out payment.

     Lavenir Technology, Inc.: On September 29, 1999, the Company, through its GMI subsidiary, purchased substantially all the assets and rights to certain hardware and software products, trademarks and copyrights of Lavenir Technology, Inc., a California corporation ("LTI"), pursuant to an Agreement and Plan of Reorganization ("LTI Agreement") by and among the Company, GMI and LTI. Subject to the LTI Agreement, the Company also assumed certain liabilities of LTI, including LTI's outstanding debt, ongoing leases, and contract obligations. The assets and rights acquired relate primarily to a suite of CAD/CAM software and certain hardware products sold for use in the printed circuit board industry. The Company received net assets with a fair value of approximately $315,000 as a result of the LTI asset acquisition and allocated the remaining purchase price of $4,985,000 to purchased technology intangible assets with useful lives of three to five years.

     Under the terms of the LTI Agreement, the total purchase price of $5,300,000 was comprised of the following: (a) 266,000 shares of the Company's common stock initially paid to LTI on the closing date, (b) $400,000 originally in the form of a payable due on January 31, 2000, and (c) additional shares of the Company's common stock issuable as of March 31, 2000 sufficient to cause the aggregate value of the shares previously issued and the original $400,000 liability to total $5,300,000 as of the March 31, 2000. In November 1999 the Company renegotiated the $400,000 liability due on January 31, 2000 to a $100,000 amount due on January 31, 2000 and 100,000 shares of the Company's common stock to be issued in January 2000. In June of 2000 the Company issued 404,085 of the Company's common stock to LTI as final payment under the terms of the LTI Agreement.

     On June 29, 2000 the Company approved a written action to issue 89,468 shares of the Company's Common Stock to LTI in order to compensate LTI for the late registration of the 770,085 shares of the Company's Common Stock discussed above. LTI agreed to accept the 89,468 shares of the Company's Common Stock in place of the interest penalty of $156,569 for the period from April 15, 2000 to July 20, 2000.

     Singlepoint Limited: The Company, through its wholly owned subsidiary Singlepoint Systems, Inc. ("SSI"), acquired all of the outstanding stock of Singlepoint Limited ("SSI Ltd"), a distributor of SSI products and services in England, pursuant to a Share Purchase Agreement effective as of May 27, 1999 ("SSI Ltd Agreement"} by and among SSI and SSI Ltd. In return for the SSI Ltd shares, the Company paid $80,000 and forgave $50,000 of trade receivables. In addition, under the terms of the related acquisition agreement, the Company is required to pay an earn-out payment based upon net income of SSI Ltd for a period subsequent to the acquisition date through April 30, 2000. The Company and SSI LTD have signed a letter of intent to dissolve this transaction and for the shares of SSI Ltd to revert back to the previous shareholders. As a result, the Company will not be obligated to pay the final earn-out payment.

     Unaudited 1999 Pro Forma Financial Information: The following table summarizes unaudited pro forma 1999 consolidated financial information with respect to results of operations of the Company as if the acquisitions of the assets, licenses, and various rights and assumption of the described liabilities with respect to the transactions with LTI and SSI Ltd described above had occurred as January 1, 1999:

                                                               Six Months Ended
                                                                 June 30, 1999
                                                               ----------------
     Net Sales                                                     $ 7,070,252
     Loss from Continuing Operations                                (2,154,502)
     Diluted Loss per Common Share from Continuing Operations          (0.9108)


     Common Stock Issuance

     During the six months ended June 30, 2000 the Company issued 291,430 shares of common stock as a result of exercises of stock options. The Company received $558,496 in proceeds for these exercises. The Company also issued 504,085 shares of common stock to LTI in settlement of a previously negotiated acquisition liability, 17,650 shares for the purchase of Global Watch MVS, 150,000 shares in connection with the issuance of Series D Convertible Preferred Stock, 36,106 shares to satisfy a previous commitment and 47,290 for the conversion of Series A, B, and D Convertible Preferred Stock.

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

     In addition, in connection with the Series D Stock offering the holders of warrants issued in the Series C offering were issued warrants to purchase 20,000 shares of the Company's common stock in exchange for the warrants issued to them in the Series C offering. Each new warrant issued entitles its holder to purchase the Company's Common Stock at $8.30 per share at any time before the fifth anniversary of the date of issuance of the warrant. In conjunction with the Series D Stock offering, the Company also issued 30,000 shares of common stock to the Placement Agent and 120,000 shares of Common Stock to the holders of the Series C Stock.

     The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series D Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series D Stock. This penalty is equal to 2% of the purchase price of the Series D Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The registration statement was declared effective July 24, 2000.

     Issuance of Series F Convertible Preferred Stock: On February 23, 2000, the Company issued 2,000 shares of its Series F Convertible Preferred Stock (the "Series F Stock") to certain accredited investors in a private offering. At any time after the issuance of the Series F Stock, each share of Series F Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $6.75 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series F Stock as determined on the date of issuance of the Series F Stock totaled $1,291,429 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series F Stock since such shares may be converted at any time following issuance. All outstanding shares of Series F Stock will be automatically converted into Common stock on February 23, 2002. The holders of Series F Stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series F Stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Stock, Series B Stock, Series D Stock or Series E Stock are entitled. Dividends on shares of the Series F Stock are cumulative, payable in either cash or shares of common stock, at the option of the Company, and are payable only upon conversion of the Series F Stock.

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

     Significant Events

     On March 28, 2000 Singlepoint Systems, Inc. ("SSI") signed a Software License Agreement with XO Technology, Inc. ("XOT"), a privately held software company, whereby SSI agreed to grant XOT a non exclusive, worldwide, perpetual, irrevocable, sublicensable right and license to reproduce, modify, make derivatives, perform, display and distribute the AlarmPoint, Release 3.2 ("Software") for a License Fee of $500,000. The Software was accepted by XOT on June 30, 2000 and the License Fee was paid with a minority interest in XOT Common Stock. In addition, SSI agreed to provide consulting support for a Co-Development Fee of $250,000 payable in twelve equal monthly installments over a one-year period. XOT may also purchase Annual Non Exclusive License Renewals for three additional years for a fee of $250,000 per year and an Exclusive License Purchase Option for a fee of $4,000,000. The Company is recognizing revenue related to this arrangement over the expected life of the license beginning June 30, 2000.

     In November of 1999, the Company received notice from Infinite Graphics Incorporated ("IGI") of IGI's intent to terminate the licenses granted to the Company and to seek recovery of the assets purchased by the Company under a February 1998 agreement due to the Company's inability to pay IGI the outstanding $1,864,519 balance of contingent consideration. In December of 1999, the Company recorded a charge of approximately $2,470,000 to write down the net balance of purchased technology and intangible assets, assumed legal costs and an estimated loss on operations. The Company has allowed the rights to the purchased technology and intangible assets to revert back to IGI during the second quarter and therefore has eliminated the accrued consideration with respect to these rights, and the related capitalized software and purchased technology has been written-off. These amounts were written down to net realizable value at December 31, 1999 and accordingly there was no charge in 2000.

     In May 1999, the Company entered into a Loan and Security Agreement and has since executed certain amendments (collectively, the "1999 Debt Agreement") that provided for (a) a senior revolving loan maturing in May 2000, (b) a convertible term loan, and (c) a term loan. Various amendments were made to the 1999 Debt Agreement throughout 1999. The Company utilized $1,900,000 of proceeds under this agreement to pay its then outstanding subordinated notes payable. Borrowings under the 1999 Debt Agreement are secured by all of the assets of the Company, exclusive of those of its BHT subsidiary. The Company is currently not in compliance with the 1999 Debt Agreement and has entered into a Workout Agreement with the lender. The Workout Agreement established a forbearance period through December 31, 1999 during which, among other things, collection of accounts receivable is made through a bank lockbox, lockbox proceeds are immediately applied to outstanding borrowings, interest rates on borrowings subject to the 1999 Debt Agreement are increased 3% per annum, certain modifications to the borrowing base formula are in effect, and 50% of proceeds from equity issuances and 75% of proceeds from other debt issuances are to be paid to the lender. The Company has been unable to comply with all of the terms of the Workout Agreement. The Company is continuing to negotiate terms of the Workout Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the quarters ended June 30, 2000 and June 30, 1999, and for the six months ended June 30, 1999 and June 30, 2000. These results include the operations of GMI and its subsidiaries. The Company's Breece Hill Technologies segment is treated as a discontinued operation.

     Net Sales for the second quarter of 2000 were $2,649,674 compared to Net Sales for the second quarter of 1999 of $2,699,641. The $49,967 (1.85%) decrease is due to a decrease in Net Sales resulting from the divestitures of Infinite Graphics, Inc. ("IGI"), Magnum Technologies, Inc. ("MTI") and Asset Sentinel, Inc. ("ASI"), which were partially offset by the increase in Net Sales resulting from the acquisition of Lavenir Technologies, Inc. ("LTI").

     Net Sales for the six months ended June 30, 2000 were $4,740,171 compared to Net Sales for the six months ended June 30, 1999 of $5,279,857. The $539,686 (10.22%) decrease is due to a decrease in Net Sales resulting from the divestitures of IGI, MTI and ASI, which were partially offset by the increase in Net Sales resulting from the acquisition of Lavenir Technologies, Inc. ("LTI").

     Cost of Sales for the second quarter of 2000 were $590,393 compared to Cost of Sales for the second quarter of 1999 of $709,287. The $118,894 (16.76%) decrease is primarily due to a decrease in software amortization, which was the result of a write off of portions of capitalized software costs in the fourth quarter of 1999. This was partially offset by an increase in Costs of Sales resulting from the acquisition of LTI.

     Cost of Sales for the six months ended June 30, 2000 were $1,075,012 compared to Cost of Sales for the six months ended June 30, 1999 of $1,459,867. The $384,855 (26.36%) decrease is primarily due to a decrease in software amortization, which was the result of a write off of portions of capitalized software costs in the fourth quarter of 1999. This was partially offset by an increase in Costs of Sales resulting from the acquisition of LTI.

     As a result, the Gross Profit for the second quarter of 2000 was $2,059,281 compared to the Gross Profit for the second quarter of 1999 of $1,990,354, which represented an increase in Gross Profit of $68,927 (3.46%). The Gross Margin for the second quarter of 2000 was 77.72% compared to the Gross Margin for the second quarter of 1999 of 73.73%.

     The Gross Profit for the six months ended June 30, 2000 was $3,665,159 compared to the Gross Profit for the six months ended June 30, 1999 of $3,819,990, which represented a decrease in Gross Margin of $154,831 (4.05%). The Gross Margin for the second quarter of 2000 was 77.32% compared to the Gross Margin for the six months ended June 30, 1999 of 72.35%.

     Selling, General and Administrative expenses (SG&A) for the second quarter of 2000 were $3,546,598 compared to Selling, General and Administrative expenses for the second quarter of 1999 of $1,951,802. The $1,594,796 (81.71%) increase is primarily due to increases in payroll and payroll related expenses, amortization of purchase technology and building leases that resulted from acquisitions made by the Company since June 30. 1999. Professional services including legal and accounting expenses also increased. Legal expenses increased due to the divestitures and earn outs of business units. Accounting expenses increased due to the complexity of acquisition and divestiture activities.

     Selling, General and Administrative expenses (SG&A) for the six months ended June 30, 2000 were $7,148,053 compared to Selling, General and Administrative expenses for the six months ended June 30, 1999 of $3,633,149. The $3,514,904 (96.75%) increase is primarily due to increases in payroll and payroll related expenses, amortization of purchase technology and building leases that resulted from acquisitions made by the Company since June 30. 1999. Professional services including legal and accounting expenses also increased. Legal expenses increased due to the divestitures and earn outs of business units. Accounting expenses increased due to the complexity of acquisition and divestiture activities.

     Research and Development expenses for the second quarter of 2000 were $119,275 compared to Research and Development expenses for the second quarter of 1999 of $555,726. The $436,451 (78.54%) decrease is primarily related to the restructuring of the resources for research and development.

     Research and Development expenses for the six months ended June 30, 2000 were $358,825 compared to Research and Development expenses for the six months ended June 30, 1999 of $892,550. The $533,725 (59.80%) decrease is primarily related to the restructuring of the resources for research and development.

     Other Operating Expenses for the second quarter of 2000 were $311,111 compared to Other Operating Expenses for the second quarter of 1999 of $0. The $311,111 increase is due to expenses for corporate relocation and lease for software development that is no longer being utilized.

     Other Operating Expenses for the six months ended June 30, 2000 were $2,537,613 compared to Other Operating Expenses for the six months ended June 30, 1999 of $0. The $2,537,613 increase is due to expenses for corporate relocation and lease for software development that is no longer being utilized.

     Other Income (Expense) for the second quarter of 2000 was $851,267 compared to Other Income (Expense) for the second quarter of 1999 of $547,674. The $303,593 (55.43%) increase in expense is due to the increase in penalties caused by the late registration of the Company's preferred and common stock.

     Other Income (Expense) for the six months ended June 30, 2000 was $1,092,814 compared to the Other Income (Expense) for the six months ended June 30, 1999 of $765,658. The $327,156 (42.73%) increase in expense is due to the increase in penalties caused by the late registration of Company preferred and common stock.

Liquidity and Capital Resources

     As of June 30, 2000, the Company had negative working capital of $19,620,236 compared to negative working capital of $17,437,847 as of December 31, 1999. The decrease in working capital of $2,182,389 is primarily due to a decrease in cash of $1,561,274, a decrease in accounts receivable of $801,761, an increase in accrued interest and penalties of $567,363 and an increase in net liabilities of discontinued operations of $2,608,018, which was partially offset by a decrease in current portion of notes payable of $1,811,181 and a decrease in accrued consideration related to acquisitions of $2,026,391.

     Net cash used in operating activities for the six months ended June 30, 2000 was $2,670,577 compared to Net cash used in operating activities of $2,971,220 for the six months ended June 30, 1999. The major adjustments to reconcile the net loss in the six months of 2000 to net cash used in operating activities were loss on write off of purchased technology of $1,800,000, loss on disposal of discontinued operations of $2,368,614 and depreciation and amortization of $2,053,586. Cash provided by changes in operating assets and liabilities was $1,182,804 with operating assets providing $330,407 primarily in decreases in accounts receivable and inventories, and operating liabilities providing $852,397 primarily in increases in accounts payable and accrued interest and penalties, which was partially offset by a decrease in accrued consideration related to acquisition.

     Cash used by investing activities for the six months ended June 30, 2000 was $248,920 compared to Cash used by investing activities of $2,070,263 for the six months ended June 30, 1999. The $248,920 reflects purchases in property and equipment of $131,610 and investment in purchased technology of $100,000.

     Cash provided by financing activities for the six months ended June 30, 2000 was $1,358,223 compared to cash provided by financing activities of $5,955,197 for the six months ended June 30, 1999. The $1,358,223 reflects proceeds from the issuance of convertible preferred stock for series D and series F for $2,369,725, common stock issuance provided $443,677 and proceeds from notes receivable provided $109,500. These proceeds were partially offset by the reduction in short-term notes payable of $1,511,181.

     Presently, the Company will need to raise additional capital to support operations through the third quarter. The Company expects that its Breece Hill subsidiary will not be a substantial drain on the cash resources of the Company and believes Breece Hill will be sold sometime during the year 2000. The Company believes its working capital will improve as the Company's profitability improves. The Company expects its profitability to improve as a result of further increases in sales and the expense reduction programs implemented during fourth quarter 1999. Nevertheless, the Company can provide no assurance as to its future profitability, access to the capital markets or the completion of its projected asset and business sales.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.    LEGAL PROCEEDINGS

     The Company is currently involved in the following litigation: Global MAINTECH, Inc. (now Singlepoint Systems Corporation) and Breece Hill Technologies, Inc. v. Tandberg Data ASA; and Tandberg Data Inc. v. Breece Hill Technologies, Inc.

     On February 3, 2000, the Company entered into a stock purchase agreement with Tandberg Data ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, under which Tandberg agreed to purchase the Company's Breece Hill Technologies subsidiary. The closing of the transaction was contingent upon approval by the shareholders of both the Company and Tandberg. The Company's shareholders approved the transaction at a special meeting held on April 5, 2000. Shortly thereafter, Tandberg informed the Company that it did not believe that its shareholders would approve the transaction and, in a meeting on May 4, 2000, Tandberg's shareholders failed to approve the acquisition.

     On July 17, 2000, the Company and Breece Hill filed a lawsuit against Tandberg in the United States District Court for the District of Minnesota (Global MAINTECH, Inc. (now Singlepoint Systems Corporation) and Breece Hill Technologies, Inc. v. Tandberg Data ASA) for various claims arising out of Tandberg's shareholders' failure to approve the acquisition. On August 4, 2000, Tandberg Data, Inc. filed suit against Breece Hill, also in the United States District Court for the District of Minnesota, alleging that Breece Hill failed to pay for approximately $800,000 in tape drives that Tandberg Data had delivered to Breece Hill. Breece Hill denies Tandberg Data, Inc.'s claims and damages. Breece Hill has brought a counterclaim in the same suit for various claims arising out of promises Tandberg, Inc., made in connection with the proposed acquisition of Breece Hill, and Tandberg ASA's failure to consummate the acquisition.

     The Company is seeking a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's breach of the stock purchase agreement and its failure to acquire Breece Hill. The Company and Breece Hill are further seeking a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's failure to honor its promises to the Company and Breece Hill.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     (a) On May 25, 1999, the Company, Global MAINTECH, Inc. (now Singlepoint Systems Corporation), Singlepoint Systems, Inc., and Breece Hill Technologies, Inc., as borrower, and Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"), as lender, entered into a Loan and Security Agreement (the "Loan Agreement") pursuant to which the Company and its affiliates are indebted to H&QGF in the amount of approximately $5,500,000. In 1999, the Company defaulted on its obligations under Sections 1.4, 8(a), 8(f), 8(g), 8(j) of the Loan Agreement, and Section 1.3 of the Schedule to the Loan Agreement. In an attempt to permit the Company to cure its defaults under the Loan Agreement, on November 5, 1999, the Company and H&QGF executed a Workout Agreement (the "Workout Agreement"). The Company is currently in default under Section 2, 3, and 4 of the Workout Agreement.

     The Company's default under Section 1.3 of the Schedule to the Loan Agreement was due to its failure to pay $800,000 of principal under the terms of the Loan Agreement. The default under Section 1.4 of the Loan Agreement was the failure to pay $133,333.33 in principal. The default under Section 8(a) was the failure to pay $2,423.29 in interest. The default under Section 8(a) was the failure to pay interest of $28,508.20. The Company was also in default under the Loan Agreement by failing to pay interest of $16,561.64 and $12,421.23.

     The Company is in default under: Section 2 of the Workout Agreement due to its failure to establish a lockbox; Section 3 of the Workout Agreement due to its failure to pay 50% of all equity proceeds to H&QCF and Section 4 of the Workout Agreement due to its failure to pay to H&QGF $1.8 million after failing to execute a sale agreement for Breece Hill Technologies.

     (b) The Company is currently more than 30 days in default of its obligations to register for resale shares of Common Stock issuable upon conversion of the Company's Series F convertible preferred stock, and to reserve for issuance 200% of the number of shares issuable upon conversion of the Series E and F convertible preferred stock. The Company intends to cure these defaults promptly by increasing the number of shares the

Company is authorized to issue, and reserving for issuance and registering for resale the required number of shares of Common Stock.


ITEM 5.  OTHER INFORMATION

     On August 11, 2000, the Company changed its name from Global MAINTECH Corporation to Singlepoint Systems Corporation. The Company's new ticker symbol is "SSCN."


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


                                       SINGLEPOINT SYSTEMS CORPORATION



August 14, 2000                        By: /s/ Chares A. Smart
                                           -------------------------------------
                                           Charles A. Smart
                                           Chief Financial Officer and Treasurer


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SINGLEPOINT SYSTEMS CORPORATION



August 14, 2000                        By: /s/ Trent Wong
                                           -------------------------------------
                                           Trent Wong
                                           Chief Executive Officer