Form 10QSB
period 2000-09-30
SINGLEPOINT SYSTEMS CORP
filed 2000-12-29
CIK 783738

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended September 30, 2000



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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; loss of key personnel; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; lack of market acceptance of the Company's products, including products under development; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.


--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                           September 30,   December 31,
                                                               2000            1999
                                                           ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                              $         --    $  2,171,648
    Accounts receivable, less allowance for doubtful
        accounts of $165,000 and $190,000, respectively       2,409,657       2,013,371
    Other receivables                                            13,300          94,211
    Inventories                                                 728,528       1,322,336
    Prepaid expenses and other                                  197,764         161,252
    Current portion of investment in
      sales-type leases                                           7,547          20,753
                                                           ------------    ------------
        Total current assets                               $  3,356,796       5,783,571

Property and equipment, net                                     560,952         823,286
Leased equipment, net                                            70,935         123,285
Software development costs, net                                 673,190       1,092,283
Purchased technology and other intangibles, net              10,182,931      12,371,739
Investments                                                          --              --
Other assets, net                                               826,191         131,835
                                                           ------------    ------------
                                 TOTAL ASSETS              $ 15,670,995    $ 20,325,999
                                                           ============    ============

The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     September 30,    December 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
CURRENT LIABILITIES
    Bank Overdraft                                                                   $    193,511     $         --
    Accounts payable                                                                    2,860,734        2,103,764
    Current portion of notes payable                                                    3,318,400        5,390,270
    Accrued liabilities, compensation and payroll taxes                                 1,208,634        1,103,004
    Accrued consideration related to acquisitions                                       7,248,310        7,264,519
    Accrued interest and penalties                                                      1,794,617          802,801
    Accrued dividends                                                                     567,290          259,919
    Deferred revenue                                                                    1,573,620          997,141
    Net liabilities of discontinued operation                                           6,839,000        5,300,000
                                                                                     ------------     ------------
           Total current liabilities                                                 $ 25,604,116     $ 23,221,418
                                                                                     ------------     ------------
    Notes payable, less current portion                                                    12,814           68,012
                                                                                     ------------     ------------
           Total liabilities                                                         $ 25,616,930     $ 23,289,430


STOCKHOLDERS' EQUITY (DEFICIT)

Voting, convertible preferred stock - Series A, no par value; 887,980 shares authorized; 63,956 on September 30, 2000 and 86,896 on December 31, 1999
        issued and outstanding; total liquidation preference of outstanding
        shares-$23,984                                                               $     40,765     $     40,765
Voting, convertible preferred stock - Series B, no par value; 123,077 shares authorized; 51,023 on September 30, 2000 and 51,632 on December
        31, 1999 issued and outstanding; total liquidation preference of
        outstanding shares-$1,658,248                                                   1,678,069        1,678,069
Convertible preferred stock - Series C, no par value; 1,675
        shares authorized; none on September, 2000 and 1,675 shares
        on December 31, 1999 issued and outstanding                                            --        1,368,712
Convertible preferred stock - Series D, no par value;
        2,775 shares authorized; 2,653 shares on September 30, 2000 and none on
        December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,653,000                                     1,887,462               --
Convertible preferred stock - Series E, no par value;
        2,675 shares authorized; 2,675 shares on September 30, 2000 and none on
        December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,675,000                                     2,097,605        2,097,605
Convertible preferred stock - Series F, no par value;
        2,000 shares authorized; 2,000 shares on September 30, 2000 and none on
        December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$2,000,000                                     1,373,475               --
Convertible preferred stock - Series G, no par value;
        1,000 shares authorized; 600 shares on September 30, 2000 and none on
        December 31, 1999 issued and outstanding; total liquidation
        preference of outstanding shares-$600,000                                         600,000               --
Common stock, no par value; 17,479,818 shares authorized;
        6,460,662 on September 30, 2000 and 5,404,099 shares on December 31, 1999
        issued and outstanding                                                                 --               --
    Additional paid-in-capital                                                         38,163,260       35,117,564
    Notes receivable-officers                                                            (126,000)        (235,500)
    Accumulated deficit                                                               (55,660,570)     (43,030,646)
                                                                                     ------------     ------------
           Total stockholders' equity (deficit)                                        (9,945,934)      (2,963,431)
                                                                                     ------------     ------------
                                                                                     $ 15,670,995     $ 20,325,999
                                                                                     ============     ============

The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


               SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       For the three months ended       For the nine months ended
                                                                             September 30,                     September 30,
                                                                      ----------------------------    -----------------------------
                                                                          2000            1999            2000            1999
                                                                      ------------    ------------    ------------    ------------
Net sales:
    Systems                                                           $  1,393,912    $         NA    $  3,976,074    $         NA
    Maintenance, consulting and other                                      928,426              NA       3,161,975              NA
                                                                      ------------    ------------    ------------    ------------
                  Total net sales                                        2,322,318              NA       7,138,049              NA

Cost of sales:
    Systems                                                                602,280              NA       1,192,822              NA
    Maintenance, consulting and other                                      111,022              NA         602,340              NA
                                                                      ------------    ------------    ------------    ------------
                  Total cost of sales                                      713,302              NA       1,795,162              NA
                                                                      ------------    ------------    ------------    ------------
                  Gross profit                                           1,609,016              NA       5,342,887              NA

Operating expenses:
    Selling, general and administrative                                  3,734,446              NA      10,869,832              NA
    Research and development                                               225,353              NA         584,178              NA
    Other operating expenses                                               150,000              NA       2,687,613              NA
                                                                      ------------    ------------    ------------    ------------
                   Loss from operations                                 (2,500,783)             NA      (8,798,736)             NA

Other income (expense):
    Interest expense                                                      (111,269)             NA        (750,727)             NA
    Interest income                                                          1,301              NA          15,106              NA
    Other expenses                                                        (320,152)             NA        (787,314)             NA
                                                                      ------------    ------------    ------------    ------------
                   Total other income (expense), net                      (430,120)             NA      (1,522,935)             NA
                                                                      ------------    ------------    ------------    ------------
Loss from continuing operations                                         (2,930,903)             NA     (10,321,671)             NA

Discontinued operations:
    Loss from discontinued operations, net of tax                               --              NA              --              NA
    Loss on disposal of discontinued operations, net of tax               (336,883)             NA      (2,000,863)             NA
                                                                      ------------    ------------    ------------    ------------

Loss before cumulative effect of change in accounting principle         (3,267,786)             NA     (12,322,554)             NA
                                                                      ------------    ------------    ------------    ------------

Cumulative effect of change in method of depreciation                           --              NA              --              NA
                                                                      ------------    ------------    ------------    ------------
                     Net loss                                           (3,267,786)             NA     (12,322,554)             NA

Accrual of cumulative dividends on preferred stock                        (141,889)             NA        (307,372)             NA
Attribution of beneficial conversion feature on preferred stock                 --              NA              --              NA
                                                                      ------------    ------------    ------------    ------------
Net loss attributable to common stockholders                          $ (3,409,675)   $         NA    $(12,629,926)   $         NA
                                                                      ============    ============    ============    ============
Basic loss per common share:
    Loss from continuing operations                                   $     (0.504)   $         NA    $     (1.795)   $         NA
    Loss from discontinued operations                                       (0.055)             NA          (0.338)             NA
                                                                      ------------    ------------    ------------    ------------
    Loss before cumulative effect of change in accounting principle         (0.559)             NA          (2.133)             NA
    Cumulative effect of change in accounting principle                       --                NA              --              NA
                                                                      ------------    ------------    ------------    ------------
    Net loss                                                          $     (0.559)   $         NA    $     (2,133)   $         NA
                                                                      ============    ============    ============    ============
Diluted loss per common share:
    Loss from continuing operations                                   $     (0.504)   $         NA    $     (1.795)   $         NA
    Loss from discontinued operations                                       (0.055)             NA          (0.338)             NA
                                                                      ------------    ------------    ------------    ------------
    Loss before cumulative effect of change in accounting principle         (0.559)             NA          (2,133)             NA
    Cumulative effect of change in accounting principle                       --                NA              --              NA
                                                                      ------------    ------------    ------------    ------------
    Net loss                                                          $     (0.559)   $         NA    $     (2,133)   $         NA
                                                                      ============    ============    ============    ============
Shares used in calculations:
  Basic                                                                  6,096,047              NA       5,923,047              NA
  Diluted                                                                6,096,047              NA       5,923,047              NA

The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                SINGLEPOINT SYSTEMS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      2000           1999
                                                                  ------------   ------------
Cash flows from operating activities:
    Net loss                                                      $(12,322,556)  $         NA
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Stock issued for services                                       42,441             NA
        Loss on write-off of purchased technology                    1,800,000             NA
        Loss on disposal of discontinued operations                  1,687,502             NA
        Depreciation and amortization                                2,766,959             NA
        Allowance for doubtful accounts                                     --             NA
        Loss on sales of property and equipment                       (140,644)            NA
        Minority Interest                                                   --             NA

        Changes in operating assets and liabilities:
         Accounts receivable                                          (580,842)            NA
         Other receivables                                              80.911             NA
         Inventories                                                   593,806             NA
         Sales type leases - current                                        --             NA
         Prepaid expenses and other                                    (49,313)            NA
         Accounts payable                                              886,064             NA
         Accrued liabilities                                           305,894             NA
         Accrued consideration related to acquisition                 (466,209)            NA
         Accrued interest and penalties                              1,391,816             NA
         Deferred revenue                                              611,787             NA
                                                                  ------------    -----------
                      Cash used by operating activities             (3,392,384)            NA
                                                                  ------------    -----------
Cash flows from investing activities:
    Cash received from sales-type leases                                13,206             NA
    Purchase of property and equipment                                (176,670)            NA
    Reduction (increase) in leased equipment                            52,348             NA
    Investment in software development costs                                --             NA
    Investment in purchased technology                                      --             NA
    Net Cash in discontinued operations                                     --             NA
    Cash acquired in acquisitions                                     (100,000)            NA
    Investment in other assets                                        (589,575)            NA
    Investment in stock                                                     --             NA
    Investment in discontinued operations                                   --             NA
    Proceeds from notes receivable                                      50,000             NA
    Net change in intercompany accounts                                     --             NA
                                                                  ------------    -----------
                      Cash used by investing activities               (750,691)            NA
                                                                  ------------    -----------
Cash flows from financing activities:
    Proceeds from note receivable - officer                            109,500             NA
    Proceeds from issuance of preferred stock                        2,979,725             NA
    Proceeds from issuance of common stock                             515,757             NA
    Proceeds from short-term notes payable                                  --             NA
    Payments of short-term notes payable                                    --             NA
    Proceeds from long-term notes payable                                   --             NA
    Payments of long-term notes payable                             (1,827,067)            NA
                                                                  ------------    -----------
               Cash provided by financing activities                 1,777,915             NA
                                                                  ------------    -----------
               Net increase (decrease) in cash                      (2,365,160)            NA
               Cash and cash equivalents at beginning of period      2,171,649             NA
                                                                  ------------    -----------
               Cash and cash equivalents at end of period         $   (193,511)   $        NA
                                                                  ============    ===========

The accompanying notes are an integral part of these consolidated statements.


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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

     Basis of Presentation

     The interim consolidated financial statements are unaudited and have not been reviewed according to SAS 71 due to the resignation of the primary accountant, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal recurring nature.

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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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

     During the quarter and nine months ended September 30, 2000, potentially dilutive shares were excluded from the diluted loss per common share computation, as their effect was antidilutive. The weighted average number of antidilutive option and warrant shares excluded from the calculation of diluted loss per common share for the three and nine months periods ended September 30, 2000 are listed in the table below.


                                       Three Months Ended   Nine Months Ended
                                       September 30, 2000   September 30, 2000
                                       ------------------   ------------------

Weighted Average Antidilutive Option
Shares                                 1,552,030            1,494,459
Weighted Average Antidilutive
Warrant Shares                         1,993,030            2,004,590


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


     At September 30, 2000, the numbers of common shares issuable (and excluded from the calculation of diluted loss per common share) upon conversion of the then outstanding preferred shares and convertible debt were the following:




                                                             September 30, 2000
                                                             ------------------

    Number of Common Shares Issuable Upon Conversion of
             Series A Convertible Preferred Stock                  12,791
             Series B Convertible Preferred Stock                 442,199
             Series C Convertible Preferred Stock                      --
             Series D Convertible Preferred Stock               1,624,791
             Series E Convertible Preferred Stock               1,755,284
             Series F Convertible Preferred Stock               1,294,871
    Number of Common Shares Issuable Upon Conversion of
             Debt                                                 121,773


     In addition to the above convertible securities, at September 30, 2000, 400,000 shares of the Company's BHT subsidiary's Series B Preferred Stock were outstanding. Such shares are convertible to 80,000 shares of the Company's common stock. Similar to the items discussed above, such shares were excluded from the calculation of diluted loss per common share because their inclusion would have been antidilutive.

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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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

                                                              Nine Months Ended
                                                              September 30, 1999
                                                              ------------------
     Net Sales                                                    $           NA
     Loss from Continuing Operations                                          NA
     Diluted Loss per Common Share from Continuing Operations                 NA


     Common Stock Issuance

     During the nine months ended September 30, 2000 the Company issued 291,430 shares of common stock as a result of exercises of stock options. The Company received $558,496 in proceeds for these exercises. The Company also issued 504,085 shares of common stock to LTI in settlement of a previously negotiated acquisition liability, 17,650 shares for the purchase of Global Watch MVS, 150,000 shares in connection with the issuance of Series D Convertible Preferred Stock, 36,106 shares to satisfy a previous commitment and 47,290 for the conversion of Series A, B, and D Convertible Preferred Stock.

     Preferred Stock Issuance

     Issuance of Series D Convertible Preferred Stock: On January 19, 2000, the Company issued 2,725 shares of Series D Convertible Preferred Stock ("Series D Stock") in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of promissory notes issued by the Company;
(3) 1,600 shares to the holders of the Company's then outstanding Series C Convertible Preferred Stock in exchange for all of their Series C shares; and
(4) 125 shares to the placement agent, of which 75 shares were issued in exchange for all of the Company's Series C Stock held by the placement agent an of which 50 shares were compensation for placement agent services. At any time after the issuance of the Series D Stock, each share of Series D Stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. The beneficial conversion feature present in the issuance of the Series D Stock as determined on the date of issuance of the Series D Stock totaled $2,386,830 of which $1,863,858 was treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series D Stock since such shares may be converted at any time following issuance. The other $522,972 was attributed to Series C Stock and was treated as a reduction in earnings available to common stockholders in the year ended December 31, 1999. Holders of Series D Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D Stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


then due divided by the conversion price calculated as of the date that the dividend payment is due.

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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the quarter ended September 30, 2000, and for the nine months ended September 30, 2000. These results include the operations of GMI and its subsidiaries. The Company's Breece Hill Technologies segment is treated as a discontinued operation.

     Net Sales for the third quarter of 2000 were $2,322,318.

     Net Sales for the nine months ended September 30, 2000 were $7,138,049. Cost of Sales for the third quarter of 2000 were $713,302.

     Cost of Sales for the nine months ended September 30, 2000 were $1,795,162.

     As a result, the Gross Profit for the third quarter of 2000 was $1,609,016. The Gross Margin for the third quarter of 2000 was 69.29%.

     The Gross Profit for the nine months ended September 30, 2000 was $5,342,887. The Gross Margin for the third quarter of 2000 was 74.85%.

     Selling, General and Administrative expenses (SG&A) for the third quarter of 2000 were $3,734,446.

     Selling, General and Administrative expenses (SG&A) for the nine months ended September 30, 2000 were $10,869,832.

     Research and Development expenses for the third quarter of 2000 were $225,353.

     Research and Development expenses for the nine months ended September 30, 2000 were $584,178.

     Other Operating Expenses for the third quarter of 2000 were $150,000.

     Other Operating Expenses for the nine months ended September 30, 2000 were $2,687,613.

     Other Income (Expense) for the third quarter of 2000 was $430,120.

     Other Income (Expense) for the nine months ended September 30, 2000 was $1,522,935.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had negative working capital of $22,247,320 compared to negative working capital of $17,437,847 as of December 31, 1999. The decrease in working capital of $4,809,473 is primarily due to a decrease in cash of $2,171,648, a decrease in inventories of $593,808, an increase in accounts payable of $756,970, an increase in interest and penalties of $991,816, an increase in deferred revenue of 576,479 and an increase in net liabilities of discontinued operations of $1,539,000, which was partially offset by an increase in accounts receivable of $396,286 and a decrease in current portion of notes payable of $2,071,870.

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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

     On August 11, 2000, the Company changed its name from Global MAINTECH Corporation to Singlepoint Systems Corporation. The Company's new ticker symbol is "SSCN."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27--Financial Data Schedule

         99--Cautionary Statement

     (b) Reports on Form 8-K and Form 12b-25

         Form 8-K submitted 11-09-2000
         Form 12b-25 submitted 11-14-2000



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SINGLEPOINT SYSTEMS CORPORATION



December 28, 2000                        By: /s/ Trent Wong
                                         -------------------------------------
                                         Trent Wong
                                         Chief Executive Officer and President


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SINGLEPOINT SYSTEMS CORPORATION



December 28, 2000                        By: /s/ Trent Wong
                                         -------------------------------------
                                         Trent Wong
                                         Chief Executive Officer


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 8-K



                CURRENT REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                        Date of Report: November 9, 2000



                        Commission File Number 000-14692

--------------------------------------------------------------------------------

                         SINGLEPOINT SYSTEMS CORPORATION



Minnesota                                                             41-1523657
-----------------------------------         ------------------------------------
State of Incorporation                        I.R.S. Employer Identification No.



        4020 Moorpark Avenue, Suite 115, San Jose, California 95117-1845
                        Telephone Number: (408) 557-6500



                           Global MAINTECH Corporation
             7578 Market Place Drive, Eden Prairie, Minnesota 55344
                            (Former Name and Address)

--------------------------------------------------------------------------------


Item 4.  Changes in Registrant's Certifying Accountants.

         KPMG LLP was previously the principal accountants for Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation). On November 2, 2000, that firm resigned as principal accountants.

         In connection with the audits of the two fiscal years ended December 31, 1998 and 1999, and the subsequent interim period through November 2, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, except as follows:

                  Certain matters involving internal control and its operation that KPMG LLP considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants were communicated by KPMG LLP to the Audit Committee of the Board of Directors of Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) on June 14, 1999, December 9, 1999 and August 3, 2000. These matters on internal control included (1) controls over revenue


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                  recognition related to client acceptance provisions, (2) controls over capitalization of software development costs and
                  (3) the volume of audit adjustments. Management has authorized KPMG LLP to respond fully to inquiries of the successor accountant concerning these matters.

         The audit reports of KPMG LLP on the consolidated financial statements of Singlepoint Systems Corporation (formerly known as Global Maintech Corporation) and subsidiaries as of and for the years ended December 31, 1998 and 1999 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scopes or accounting principles except as follows:

                  KPMG LLP's auditors' report on the consolidated financial statements of Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) and subsidiaries as of and for the years ended December 31, 1998 and 1999, contained a separate paragraph stating that "the Company has losses from operations and has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern." Management's plans in regard to these matters were also described in Note 2 to these consolidated financial statements. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

         Management has begun a search for a principal accountant. A copy of a letter from KPMG LLP is attached as Exhibit 4.1 to this report.

Item 5.  Other Events.

         On November 2, 2000 Dorsey & Whitney LLP resigned as the principal legal counsel for Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation). They have not been replaced at this time. Management has begun a search for a principal legal counsel.

         On November 3, 2000 Charles A. Smart resigned as Chief Financial Officer, Treasurer and Secretary in order to accept a position with another company. He has not been replaced at this time. Management has begun a search for a Chief Financial Officer, Treasurer and Secretary.

         As a result of the resignation of the principal accountants and principal legal counsel, and the resignation of the Chief Financial Officer, Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) will delay the Form 10Q filing, which was originally scheduled for November 14, 2000 and the Annual Meeting, which was originally scheduled for November 27, 2000.

         The Company is in financial stress and there is insufficient capital to maintain operations beyond the near term due to losses from operations and a working capital deficiency.


Item 7.  Financial Statements, Pro Forma Financial Information and Exhibits.

         (a)      Financial Statements of Business Acquired

                  Not applicable.

         (b)      Pro Forma Financial Information

                  Not applicable.

         (c)      Exhibits

                  Exhibit No.       Description
                  -----------       -----------

                  4.1               KPMG LLP Letter


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                            Date: November 9, 2000


                        SINGLEPOINT SYSTEMS CORPORATION

                              By:  /s/ Trent Wong
                         ----------------------------
                         Its: Chief Executive Officer
                         ----------------------------



EX-4.1 OTHERDOC

             KPMG LLP LETTER


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                                                                     EXHIBIT 4.1


November 9, 2000



Securities and Exchange Commission
Washington, D.C.  20549


Ladies and Gentlemen:

We were previously principal accountants for Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) and, under the date of April 14, 2000, we reported on the consolidated financial statements of Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) and subsidiaries as of and for the years ended December 31, 1999 and 1998. On November 2, 2000, we resigned as principal accountants. We have read Singlepoint Systems Corporation's statements included under Item 4 of its Form 8-K dated November 9, 2000, and we agree with such statements, except that we are not in a position to agree or disagree with Singlepoint Systems Corporation's statement that management has begun a search for a principal accountant.

Very truly yours,


/s/ KPMG LLP


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


                                                               +--------------+
                                 UNITED STATES                 | OMB APPROVAL |
                      SECURITIES AND EXCHANGE COMMISSION       +--------------+
                            Washington, D.C. 20549             | OMB Number:  |
                                                               |  3235-0058   |
                                  FORM 12b-25                  |   Expires:   |
                                                               | May 31, 1997 |
                          NOTIFICATION OF LATE FILING          |   Estimated  |
                                                               |average burden|
(Check One): [ ] Form 10-K  [ ] Form 20-F   [ ] Form 11-K      |   hours per  |
             [X] Form 10-Q  [ ] Form N-SAR                     |response..2.50|
                                                               +--------------+
For Period Ended:  September 30, 2000                          +--------------+
                                                               | SEC File No. |
                [ ] Transition Report on Form 10-K             |              |
                [ ] Transition Report on Form 20-F             |              |
                [ ] Transition Report on Form 11-K             +--------------+
                [ ] Transition Report on Form 10-Q             +--------------+
                [ ] Transition Report on Form N-SAR            |  CUSIP No.   |
                                                               |              |
For the Transition Period Ended: ____________________________  +--------------+

 [Read Instruction (on back page) Before Preparing Form. Please Print or Type]
   Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------
PART I - REGISTRANT INFORMATION

                           Singlepoint Systems Corporation
                  (formerly known as Global MAINTECH Corporation)
--------------------------------------------------------------------------------
Full Name of Registrant

           Mirror Technologies Inc. and Computer Aided Time Share Inc.
--------------------------------------------------------------------------------
Form Name if Applicable

                         4020 Moorpark Avenue, Suite 115
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

                         San Jose, California 95117-1845
--------------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[ ] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
[ ] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar
          day following the prescribed          due date; and
[ ] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


PART III - NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed with the prescribed time period.
                                                 (Attach Extra Sheets if Needed)

The Form 10-QSB for the quarter ended September 30, 2000 could not be filed within the prescribed time period without unreasonable expense or effort due to several factors, including the factors listed below.

         On November 2, 2000 KPMG LLP resigned as the principal accountants for Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation). They have not been replaced at this time. Management has begun a search for a principal accountants.

         On November 2, 2000 Dorsey & Whitney LLP resigned as the principal legal counsel for Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation). They have not been replaced at this time. Management has begun a search for a principal legal counsel.

         On November 3, 2000 Charles A. Smart resigned as Chief Financial Officer, Treasurer and Secretary in order to accept a position with another company. He has not been replaced at this time. Management has begun a search for a Chief Financial Officer, Treasurer and Secretary.

         As a result of the resignation of the principal accountants and principal legal counsel, and the resignation of the Chief Financial Officer, Singlepoint Systems Corporation (formerly known as Global MAINTECH Corporation) will delay the Form 10Q filing, which was originally scheduled for November 14, 2000.

PART IV - OTHER INFORMATION

(1)      Name and telephone number of person to contact in regard to this
(2)               notification.

         Trent Wong      408          557-6500 x105
         ----------   -----------   ------------------
           (Name)     (Area Code)   (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). [X] Yes [ ] No

(3) Is it anticipated that any significant changes in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [ ] Yes [X] No

         If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
-------------------------------------------------------------------------------
                         Singlepoint Systems Corporation
                 (formerly known as Global MAINTECH Corporation)
                 -----------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 11, 2000    By:  /s/ Trent Wong
-----------------------    -------------------------------------------------
                           Trent Wong, Chief Executive Officer and President

--------------------------------------------------------------------------------

SINGLEPOINT SYSTEMS CORPORATION-10QSB-QUARTERLY REPORT       DATE FILED 12/29/00
--------------------------------------------------------------------------------


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

+----------------------------------ATTENTION-----------------------------------+
|                INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT                |
|         CONSTITUTE FEDERAL CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001).         |
+------------------------------------------------------------------------------+
                              GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T ((S)232.201 or (S)232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T ((S)232.13(b) of this chapter).


--------------------------------------------------------------------------------
                                     PAGE 22