Form 10KSB
period 2000-12-31
SINGLEPOINT SYSTEMS CORP
filed 2001-06-05
CIK 783738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-14692

                           GLOBAL MAINTECH CORPORATION

                Minnesota                             41-1703940
        (State of Incorporation)       (I.R.S. Employer Identification No.)

                            ------------------------

                        7836 Second Avenue South, Suite 1
                              Bloomington, MN 55420
                    (Address of principal executive offices)

                        Telephone Number: (952) 887-0092

                            ------------------------

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

       Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

       The Company's revenues for the Fiscal Year Ended December 31, 2000 totaled $4,232,482.

       The aggregate market value of voting common stock held by non-affiliates of the registrant as of May 15, 2001 was approximately $1,326,317 based upon the closing bid price on the Over The Counter Bulletin Board ("OTCBB") on that date. The number of shares of the Company's no par value common stock outstanding as of May 15, 2001 was 10,052,155.

       Transitional Small Business Disclosure Format (Check One): Yes ___ No _X_

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information, this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, inability of the Company to compete in the industry in which it operates; failure of the Company to successfully integrate the operations of newly acquired businesses; failure to successfully adjust the Company's product mix and product sales following divestiture of some businesses; failure of the Company to meet its future additional capital requirements; lack of market acceptance of the Company's products, including products under development; the uncertainty in the Company's ability to continue to operate profitably in the future; loss of key personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; failure of the Company to respond to evolving industry standards and technological changes; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by these factors and the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 2000.

         Copies of the Company's Annual Reports on Form 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from Sue Korsgarden at the Company, 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420, phone (952) 887-0092.


                                     PART I

Item 1. Description of Business.

GENERAL

         The Company supplies world class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provides professional services to help our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. One of the Company's two divisions produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks. Singlepoint Systems, Inc., our subsidiary until December 21, 2000 (see "Divestitures," below), manufactures and sells event notification software and provides professional services to help implement enterprise management solutions. The Company's VCC customers include Acxiom Corporation, A.I.G. (American International Group), Alaska USA Federal Credit Union, Altell Information Services, American Home Products, Banc One Services, Bear Stearns, Burlington Northern Railroad, Citicorp Global Technology, General Electric Information Systems, 3M (Minnesota Mining and Manufacturing), Marconi NER Data Products, SAP America, Inc., Sempra, Southern California Edison, and Wellpoint Health Networks. The Company has established partnerships with HP, IBM, BMC and Compaq.

         The Company's second division is Lavenir Technology, a printed circuit board division which manufactures and sells printed circuit board design software and plotters. The Company's top ten Lavenir customers include Lockheed Martin Vought Systems, EVI Incorporated, Dong IL CAD System, Inc., Cordova Circuits, Kinetics, Janco Electronics (P/C Div.), Printed Circuit Corp., PIU Printex, Axon Circuit, Inc., and Beta Board GMBH.

         Together, the Company's products and services provide solutions that enhance the IT Framework solutions provided by these and other partner companies.

         The Company was incorporated under the laws of the State of Minnesota in 1985 under the name Computer Aided Time Share, Inc. Effective February 28, 2001, the Board of Directors of the Company approved a change in the Company's name from Singlepoint Systems, Inc. to Global MAINTECH Corporation. The name change will be adopted upon shareholder approval.

PRODUCTS AND SERVICES

         VCC. This product is a computer system, consisting of hardware and software, which monitors and controls diverse computers in a data center from a single, master console. A console is a computer terminal with access to the internal operation of other computers. The VCC can simultaneously manage servers, networks, mainframes and mid-range computers such as those with MVS, VM, OS390, UNIX, Microsoft and Windows NT platforms. We believe our VCC is a platform to which we can add new products to meet other systems and network management needs not currently met by existing competitive products. We intend to continue to provide new products through our internal research and development efforts or through acquisitions to meet changes in customer needs.

         FUNCTIONS AND FEATURES. Our VCC product is designed to perform three primary functions:

    * consolidate consoles into one monitor, known as a virtual console or single point of control;
    *    monitor and control the computers connected to the virtual console;
         and
    * automate most or all of the routine processes performed by computer operators in data centers.

The VCC is an external system that monitors and controls the mainframe and other data center computers from a workstation-quality reduced instruction set, RISC-based UNIX system computer, which is housed separately from the computers it controls.

         The primary feature of this product is that it allows centralized management and automated operations of multiple hardware platforms and networks on a local and remote basis. Users of our VCC product can consolidate the management of entire data centers into a single workstation that provides the complete inter-connectivity and control over a network. This can be accomplished regardless of whether the computing devices comprising the data center are located in one location or distributed across the world. The product's ability to consolidate operational computer consoles reduces the need for operational staff, technical support and software licenses. Our VCC product is easy to install and use and is scalable to accommodate data center growth. Other features include:

    *    access to enterprise-wide reports at various levels of the network;
    *    management of any task or computer console on local or remote basis;
         and
    *    automated warnings of potential or actual system problems.

         DIFFERENTIATION FROM SOFTWARE-ONLY PRODUCTS. The majority of systems and network management products are represented by software-only products employing invasive software agents, known as active agents. Active agents are installed on each of the mission critical computing devices. Software agents can be either passive collectors of information or active searchers for information. Software that employs active agents is time consuming to install and by its nature activates the need for change control, which is one of the functions of systems and network management. Any new software must go through the change control process to determine compatibility with all other software deployed on the device. This process may be extensive depending on which systems and network management software is used.

         The VCC is not designed to compete with the active agent software now prevalent in the industry. It is an external system that accepts the signals and information output of each of the devices to which it is connected. Consequently, it can use the infrastructure provided by native and non-native operational software to control the enterprise computing operations. The greater the information issuing from these devices, the more useful the VCC becomes. Some of the other products we offer employ passive agents to collect information from host devices or networks before passing that information on to the VCC.

         GLOBAL WATCH MVS/SNA. This product manages a customer's networked environment for IBM's mainframe-based NetView application, and can operate on a stand-alone or fully integrated basis with the VCC. Customers have confirmed it uses only approximately 5% of the processing capacity required by NetView. In addition, it reduces exposure to network outages, improves average repair times on network problems and provides many analytic problem-solving tools.

         When Global Watch MVS/SNA is combined with the VCC, the customer can take advantage of the MVS Logical Console. The logical console enables the customer to receive and respond to status messages, in real time, from all logical partitions (logical partitions divide a mainframe device into multiple internal devices). The logical console allows the user to look at all partitions without having to access each partition. The status messages from each partition are displayed in a single logical console alert window in the VCC. There is no need for any customization of the host computer's devices and messages can be collected from a nearly infinite number of central processing units and logical partitions.

         PROFESSIONAL SERVICES. We offer system management services that help our customers to design and implement network and system management products to manage their information technology environment. We specialize in integrating multiple products into a complete enterprise-wide solution for corporate data centers. We support our VCC product as well as implement the industry's leading system and network management products, including Hewlett-Packard's OpenView, BMC Software's COMMAND/POST and IBM's Tivoli TME.

         Our capabilities include strategic planning and implementation, installation of enterprise system management tools, product training, product conversions, and consulting.

         LAVENIR. The Company's Lavenir division develops, manufactures and supports CAM (Computer Aided Manufacturing), and test software and raster photoplotters for use by Printed Circuit Board (PCB) manufacturers. Lavenir's products are used at every stage of the printed circuit board manufacturing process. The Company's software products allow the PCB manufacturer to generate the files necessary to produce and test bare circuit boards. Lavenir's CAM products (ViewMaster Pro and CAMMaster) allow the PCB manufacturer to generate panelized PCB data files from data originally provided by printed circuit board designers. Additionally, these products generate the data files needed to drive PCB drilling and routing equipment. Our test software (FixMaster and ProbeMaster for Windows), generate files utilized to construct test fixtures and to drive various bed of nails and flying probe testers. Lavenir's raster photoplotters (which image with light on film, at resolutions up to 400,000,000 dots per square inch) generate accurate master photo tools for use in PCB manufacturing.

DIVESTITURES

VOLUNTARY FORECLOSURE OF BREECE HILL TECHNOLOGIES, INC.

On February 3, 2000, the Company entered into a stock purchase agreement with Tandberg Data ASA of Oslo, Norway ("Tandberg"), GMI, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, pursuant to which Tandberg would purchase the Company's Breece Hill subsidiary. Tandberg terminated the Stock Purchase Agreement on the grounds that its shareholders did not approve the transaction. On December 22, 2000, Hambrecht and Quist Guaranty Finance ("H&QGF"), as secured lender, foreclosed on the assets of the Breece Hill subsidiary. H&QGF felt it necessary to accelerate foreclosure on the Breece Hill subsidiary in order to cover outstanding loans and earn out provisions totaling $24.87 million, and the Company's Board of Directors determined that the only other alternative to such foreclosure was to file for bankruptcy protection and/or discontinue operating. Through the foreclosure process, H&QGF was able to find a buyer for the Breece Hill subsidiary and was able to sell the asset to MaxOptix Corporation of Fremont, California. This sale satisfied the outstanding loan amount to H&QGF and the Company captured additional consideration in the form of MaxOptix stock and warrants.

RESCISSION OF ENTERPRISE SOLUTIONS, INC. ASSET PURCHASE AGREEMENT

         Effective December 20, 2000 the Company and Enterprise Solutions Inc. ("ESI") d.b.a. Singlepoint Systems, Inc. executed a Rescission and Settlement Agreement rescinding the acquisition of ESI by the Company. The acquisition had an earn-out component to determine the ultimate price for ESI, which at the end of the earn-out period was determined to be approximately $11.1 million (unaudited figure). The Company was unable to pay this amount, and determined that ESI was not worth this amount. Both companies exhausted every option to find a workable solution to benefit both companies' shareholders, ultimately determining that the best course of action was to rescind the acquisition agreement. All assets and liabilities belonging to ESI were returned to ESI's shareholders.

SALES AND MARKETING

         We currently employ several different sales channels to sell the VCC. The VCC is sold primarily through direct sales and through our business partnerships using our sales force. This requires appropriate training for each sales person and direct, consultative sales techniques. The direct sales team is supported by a dedicated telemarketing process and sales support in the form of written materials, CD-ROM presentations, VCR tape presentations and remote PC-based presentation routines available on the salespersons laptop computer.

         Lavenir products are utilized worldwide. We use a combination of direct sales and a dealer network to sell our products. Our largest customer accounted for 6% of our revenue. No other single customer accounted for more than 5% of revenue

         Our other products, excluding storage management products, are sold through resellers and strategic arrangements with other companies that have products complementary to ours. The direct sales team and the telemarketing staff sell these other products to allow an entry point to a customer at any level in which the customer may become engaged. Our professional services are sold directly to the customer.

COMPETITION

         The VCC competes with internal monitoring software, which monitors certain pieces of hardware and software applications in the computer in which such internal software is installed. Annual sales of systems and network management software were estimated to be $ 10 billion as of December 1999. It is believed this market will grow to almost $11 billion by 2002.

         Major products and companies in the system and network management industry are as follows:

Product               Maker                       Base Platform
-------               -----                       -------------

NetView               IBM                         Mainframe
TME                   IBM/Tivoli                  Mid-range server
Unicenter             Computer Associates         Mainframe
Command/Post          Boole & Babbage             Mainframe
Open View             Hewlett-Packard             Mid-range server

The majority of the makers listed above are expanding their base focus to include other platforms through partnerships, acquisition or further internal development. In all cases these products use active agents and often take months or years to deploy throughout a company's computer network. The mainframe products of other makers can consolidate from 7 to 16 computer consoles. Their architecture, however, does not allow significant console consolidation into one monitor. We believe each of these products requires a significant number of people to install, maintain and to complete the installation due primarily to the invasive nature of the active software agents. Additionally, the ability of these other products to be expanded with the addition of new devices and data center sites adds to the complexity of the initial installation. The VCC and related products are all designed to be initially installed in hours or at most days and to automatically recognize the addition or removal of devices after installation. One VCC can consolidate from two to several hundred devices and our other software products such as Global Watch MVS/SNA can monitor from two to thousands of devices. Each of our products performs at least one of eight functions of the systems and network management market described above. The VCC performs all eight of such functions.

         We have positioned ourselves initially in the professional services marketplace as niche oriented. This has allowed us to build a reputation without competing with the large consulting services organizations such as IBM and EDS. As our customer base grows, we believe we will compete more directly with these companies.

         Our Lavenir division competes against several companies that provide software and hardware products to the PCB manufacturer. Principal software competitors include Frontline PCB Solutions, Barco, Innoveda and Everett Charles Technologies. Our primary competitors include First EIE SA and Barco.

RESEARCH AND DEVELOPMENT

         The systems and network management industry is characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness.

         Our research and development activities have been substantial. Other than the VCC and the Global Watch MVS/SNA products, all of our products were developed in 1998. In addition, we introduced our new E-bus technology for the VCC in 1998. In 1999, we introduced single E-bus units that can be used to connect up to five devices per unit and allow remote access from a primary VCC unit via a customer's LAN or WAN. The single E-bus allows economic access of the VCC technology to any company with widely dispersed devices that tie into a central VCC in another location. Retail organizations with numerous devices dispersed across a wide geographic area and computer outsourcers can economically achieve full operational control over the dispersed devices and keep operating expertise centrally located. We are currently focusing our product development efforts on extending the application of our software products across multiple platforms, including the various versions of UNIX and Linux. We are currently working on the development of a new generation of the VCC software called Camelot, which will run on multiple platforms. Camelot is due to be released in the fourth quarter of 2001.

         The Company upgrades and will continue to upgrade the Global Watch MVS/SNA, which was re-introduced in February of 2001 using the TCP/IP communications protocol and the ability to link management information from mainframes and UNIX workstations. This brings the functionality of Global Watch to additional platforms.

         The Company is continually developing enhanced versions of our existing software products and raster photoplotters. Our most recent software efforts have focused on system automation. Our CAMMaster product now features Visual Basic scripting capability, which allows the user to customize and automate the tedious data preparation task. Data flows that previously required several hours to complete are now automated and completed in a few minutes. We are nearing completion of a new software product called AutoFix. This software (currently in beta test) automates the process of generating bare board test files from netlist data.

         Lavenir has entered into a collaboration with Jetmask Limited, a U.K. based, venture backed, startup company, to produce a series of inkjet printers for use by PCB manufacturers. Jetmask Limited is providing expertise in ink formulation and inkjet processes and Lavenir is providing intellectual property related to image processing and motion control and is responsible for the manufacture of the system. A prototype of the DLP direct legend printer (the first product resulting from the joint collaboration) was introduced in early April, at the IPC tradeshow in Anaheim, CA. The DLP printer is utilized to apply legend directly to a printed circuit board, replacing numerous steps inherent in a more traditional silkscreen process. Lavenir is responsible for DLP sales and marketing in the USA and Canada. Jetmask Limited is responsible for sales and marketing in the markets not served by Lavenir. Revenue from worldwide product sales will be shared by Jetmask Limited and Lavenir.

         Our research and development costs were approximately $2.8 million in 1999, and approximately $0 in 2000.

         See also "Item 6. Management's Discussion and Analysis or Plan of Operations -Recent Developments."

PATENTS, TRADEMARKS AND COPYRIGHTS

         We have three patents issued and one patent pending for the VCC and related products. Our trademark is Global MAINTECH(TM). On June 1, 1999, we registered the three following copyrights with the U.S. copyright office:
Virtual Command (version 2.14), The Coordinator (version 1.6), and Cap Trend (version 2.1).

         We license hardware that is used in the VCC from Circle Corporation. Under the license, we can distribute the hardware worldwide, except in Japan. This hardware is not sold as part of our current products, but we do support it with respect to existing customers to whom we distributed it. The initial term of this license expires on December 20, 2004.

EMPLOYEES

         As of May 15, 2001, we had 32 total employees and 30 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's headquarters is located at 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420. The sublease for this location, entered into on April 18, 2001, is for approximately 3,073 square feet and terminates on July 31, 2002 with an option for the Company to extend the sublease until April 30, 2004. This property is used administratively as the Company's corporate headquarters, and is also used to house the Company's technical support department. The rent is $2,645.00 per calendar month.

         The Company entered into an Extension of Lease agreement on July 23, 1999 which extends the lease originally entered into by Lavenir Technology, Inc. on April 3, 1990. The property is utilized for warehouse space, manufacturing purposes (including the assembly of photoplotters and direct legend printers), research and development, administrative functions, and for Lavenir's CNC machine center. The lease extension provides for the two-year lease of approximately 7,940 square feet of property located at 2440 Estand Way, Pleasant Hill, California 94523 commencing on September 1, 1999 and ending on August 31, 2001. The current monthly rent is $8,880.00. The Company or one of its subsidiaries is responsible for utilities, insurance, and other operating expenses at all locations. We relocated our headquarters to the current location on May 1, 2001.

ITEM 3. LEGAL PROCEEDINGS.

         Breece Hill/Tandberg Data Claim. The Company is currently involved in the following litigation: GLOBAL MAINTECH, INC. (NOW GLOBAL MAINTECH CORPORATION) AND BREECE HILL TECHNOLOGIES, INC. V. TANDBERG DATA ASA; and TANDBERG DATA INC. V. BREECE HILL TECHNOLOGIES, INC.

         On February 3, 2000, we entered into a stock purchase agreement with Tandberg Data ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, under which Tandberg agreed to purchase our Breece Hill Technologies subsidiary. Our shareholders approved the transaction at a special meeting held on April 5, 2000. Shortly thereafter, Tandberg informed us that it did not believe that its shareholders would approve the transaction and, in a meeting on May 4, 2000, Tandberg's shareholders failed to approve the acquisition. On July 17, 2000, the Company and Breece Hill filed a lawsuit against Tandberg in the United States District Court for the District of Minnesota (Global MAINTECH, Inc. (now Global MAINTECH Corporation) and Breece Hill Technologies, Inc. v. Tandberg Data ASA) for various claims arising out of Tandberg's shareholders' failure to approve the acquisition.

         On August 4, 2000, Tandberg Data, Inc. filed suit against Breece Hill, also in the United States District Court for the District of Minnesota, alleging that Breece Hill failed to pay for approximately $800,000 in tape drives that Tandberg Data had delivered to Breece Hill. Breece Hill denies Tandberg Data, Inc.'s claims and damages. Breece Hill has brought a counterclaim in the same suit for various claims arising out of promises Tandberg, Inc., made in connection with the proposed acquisition of Breece Hill, and Tandberg's failure to consummate the acquisition.

         We are seeking a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's breach of the stock purchase agreement and its failure to acquire Breece Hill. We and Breece Hill are further seeking a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's failure to honor its promises to us and Breece Hill.

        At a board meeting on January 12, 2001, the board of directors voted to authorize management to offer the former Breece Hill shareholders 2,000,000 shares of Global Maintech Corporation stock subject to a three-year lock up, the stocks and warrants of Max Optix that were received as consideration for the voluntary foreclosure of Breece Hill assets, and proceeds from the Tandberg litigation (if proceeds are recovered). Bill Howdon and Jim Watson, directors of Global and former Breece Hill shareholders, stated that the former Breece Hill shareholders would fund the litigation and they would require that Jim Watson would be appointed to oversee the litigation. There was also discussion of the proceeds in the event that the case was litigated, but no agreement if there was a settlement. There was no resolution of disbursement of the funds in the event of a settlement. If the case were litigated and a finding, then it would be contributed according to the determined damages.

        During the board meeting, there was no reference of Tandberg's claim of $800,000 for a product that was delivered and received by the Breece Hill subsidiary or that the law firm of Dorsey & Whitney had disputed whether there was an entitlement to an earn out and the calculations that Bill Howdon and Jim Watson had submitted relating to shares or sums owed.

         Breece Hill Earn Out. The Company entered into an agreement and plan of merger with Breece Hill in March 1999. The terms of the merger agreement include a provision for an earn out payment to Breece Hill. The earn out is determined by a complex formula and the parties have disputed both the amount and entitlement. At a meeting on January 12, 2001, the Board of Directors agreed to offer the former Breece Hill shareholders 2,000,000 shares of Global MAINTECH Corporation, subject to a three-year lockup, along with the stock and warrants of MaxOptix that were received as consideration for the voluntary foreclosure of the Breece Hill assets and an undetermined amount of proceeds obtained in the Tandberg litigation (if proceeds were recovered), if the former Breece Hill shareholders would agree to fund the Tandberg litigation. There have been discussions regarding the formalization of an agreement with the former Breece Hill shareholders, but there remain unresolved issues and the Board of Directors is reconsidering its options.

         Highline Capital Corp. Litigation. The Company is involved in the following litigation: HIGHLINE CAPITAL CORP. V. SINGLEPOINT SYSTEMS, INC. (F/K/A GLOBAL MAINTECH CORP.). Highline Capital Corp. ("Highline") served the Company on March 20, 2000 with a complaint filed in the District Court for the County of Boulder, in the State of Colorado, seeking $142,876.96 in damages for an alleged default by the Company on a software license agreement, as well as $18,717.27 in attorney's fees and costs, and interest. Highline Capital Corp. was granted summary judgment in the amount of $ 142,876.96, attorney's fees and costs currently totaling $18,717.27, and interest. Highline has taken steps to collect on the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Until May 23, 2001, the Company's common stock traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "GBMT" ("GBMTE" following the Company's failure to timely file this annual report on Form 10-KSB). The quotations for the Company's shares are currently available on Pink Sheets. The Company expects quotation of its shares to resume on the OTCBB after the Company has filed this annual report on Form 10-KSB and its quarterly report on Form 10-QSB for the quarter ended March 31, 2001. The following are the high and low bid quotations for the Company's common stock as reported on the OTC Bulletin Board during each quarter of the fiscal years ended December 31, 2000 and 1999, and through May 15, 2001 for the fiscal year ending December 31, 2001. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                              Year Ending December 31, 2001
            -------------------------------------------------------------
                         Quarter                 High           Low
            -------------------------------------------------------------
            First                              $   .500      $    .200
            Second (through May 15, 2001)          .560           .320


                              Year Ended December 31, 2000
            -------------------------------------------------------------
                         Quarter                 High           Low
            -------------------------------------------------------------
            First                             $  10.375      $   6.250
            Second                                5.750          2.094
            Third                                 2.500           .750
            Fourth                                 .800           .095


                              Year Ended December 31, 1999
            -------------------------------------------------------------
                         Quarter                  High          Low
            -------------------------------------------------------------
            First                              $  21.19      $    7.19
            Second                                 9.84           5.94
            Third                                 12.25           6.09
            Fourth                                 8.16           5.13

         As of May 15, 2001, the Company had approximately 356 shareholders of record. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         February 1998 Offering. During the second quarter of 1998, the Company issued 29,300 shares of common stock to accredited investors at a purchase price of $9.50 per share in a private offering pursuant to the terms of a private placement agreement dated February 19, 1998. Maven Securities, Inc. acted as placement agent for this sale and was paid a 10% commission and a 3% fee for expenses. As additional compensation, the Company issued to the placement agent a warrant to purchase 8,530 shares of common stock at an exercise price of $9.50 per share. The aggregate offering price for the shares issued in the second quarter of 1998 was $278,350 and the aggregate placement agent commissions and expenses were approximately $36,200. All share numbers and price per share numbers are adjusted for the reverse stock split. The shares issued were exempt from registration under Rule 506 of Regulation D of the Securities Act. This offering terminated on July 9, 1998 and a total of 85,300 shares were sold.

         July 1998 Offering. On July 21, 1998, the Company began a private placement of 333,400 units, each consisting of one share of common stock, subject to possible adjustment, and one warrant to purchase a fraction of a share of common stock, at a price of $11.00 per unit. Each warrant entitles the holder to purchase .05334 shares of common stock at $13.00 per share for each $5 invested in the offering. In addition, the number of shares purchased in the offering may be increased based on the future market price of the common stock. If the average closing price per share for the Company's common stock for all trading days in December 1998 is less than $14.65, then the number of shares issued to an investor in the offering will be adjusted in accordance with the following formula: the number of adjusted shares will equal the result obtained by dividing the aggregate investment by 75% of the average closing price. However, the average closing price is subject to a minimum value of $10.00. This offering terminated on August 11, 1998 and a total of 90,000 units were sold for a total offering price of $990,000. The Company offered this private placement without the assistance of a placement agent. All share numbers and price per share numbers are adjusted for the reverse stock split. The shares of common stock issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act.

         August 1998 Series B Stock. At the end of August 1998, the Company began a private placement of up to 123,077 units, as adjusted for the reverse stock split, each consisting of one share of Series B cumulative convertible preferred stock and one warrant to purchase shares of common stock. The purchase price per unit was $32.50.

         Each share of Series B stock entitles the holder thereof to receive an annual dividend equal to $2.60. Until February 15, 1999, each share of Series B stock was convertible into that number of shares of common stock equal to the per unit purchase price divided by $16.25, subject to adjustments and as adjusted for the reverse stock split. Thereafter, each share of Series B stock is convertible into that number of shares of common stock equal to the per unit purchase price divided by 80% of the average closing bid price of the common stock for the 20 consecutive trading days prior to the conversion date, subject to adjustments. However, the average price may not be greater than $12.50 nor less than $3.75, as adjusted for the reverse stock split. All outstanding shares of Series B stock will be automatically converted, on September 23, 2001, into such number of shares of common stock as is determined by dividing the Series B original issue price by the Series B Conversion Price in effect on that date. The Series B Conversion Price is the average closing bid price of one share of Common Stock as quoted by the Nasdaq SmallCap Market, the Nasdaq National Market or the principal exchange upon which shares of Common Stock may be listed, or, if the Company's common stock is not then quoted on the Nasdaq SmallCap Market or the Nasdaq National Market or listed on a national securities exchange, but is otherwise traded in the over-the-counter market, on such over-the-counter market, for the 20 consecutive trading days prior to the conversion date multiplied by .8; PROVIDED, HOWEVER, that the Conversion price will in no event exceed $12.50 per share or be less than $3.75 per share.

         Each warrant is a five-year callable warrant to purchase common stock at $16.25 per share, as adjusted for the reverse stock split. The number of shares of common stock for which the warrant will be exercisable will equal the number of shares of common stock into which the associated share of Series B stock contained in the unit will have been converted. The warrants are callable by the Company provided the common stock has not traded below

$21.875, as adjusted for the reverse stock split, for 20 consecutive trading days prior to the call exercise date and the underlying shares are registered under the Securities Act and the common stock is traded on Nasdaq.

         The Company agreed to use its best efforts to register the shares of common stock underlying the Series B stock and the warrants and to pay a penalty if the registration is not effective by February 28, 1999. This penalty is equal to 1% of the purchase price of the units for the first 30-day period following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement has been declared effective. The units were sold only to accredited investors and this offering was exempt from registration under Rule 506 of Regulation D of the Securities Act.

         Miller, Johnson & Kuehn Incorporated acted as the placement agent. In consideration for MJK's services, it received a cash fee equal to 10% of the proceeds from the units it sold and a cash fee equal to 2% of the proceeds from the units sold by the Company. In addition, at each closing held in connection with the offering, MJK received a warrant to purchase that number of shares of common stock equal to 10% of the number of units it sold and 2% of the number of units the Company sold, with a per share exercise price equal to 110% of the average closing bid price of the common stock for the 20 trading day period immediately prior to such closing. This resulted in the Company issuing to MJK warrants to purchase 456, 2,700 and 319 shares of common stock at per share exercise prices equal to $7.05, $7.35 and $5.80, respectively, as adjusted for the reverse stock split.

         The Company issued 67,192 units for total gross proceeds of $2,183,747. Commissions paid to MJK on this amount totaled $126,687 for placement agent commissions and $23,302 for the payment of MJK's accountable expenses, including legal fees, incurred in connection with the offering.

         Unregistered Issuance in Connection with Asset Purchase from Enterprise Solutions, Inc. The Company, through its wholly owned subsidiary Singlepoint Systems, Inc., purchased substantially all of the assets and assumed specified liabilities of Enterprise Solutions, Inc., an Ohio corporation, pursuant to an Asset Purchase Agreement effective as of November 1, 1998. The purchase price was paid as follows: $200,000 was paid in cash to Enterprise Solutions; options to purchase a maximum of 340,000 shares of common stock or a minimum of 80,000 shares of common stock, subject to earnings events over the 18 months following the closing, were issued to the shareholders of Enterprise Solutions; and options to purchase a maximum of 16,000 shares of common stock were issued to the employees of Enterprise Solutions. All of these options, as adjusted for the reverse stock split, have an exercise price equal to $6.25 and expire on December 9, 2003.

         The purchase price of the assets is subject to adjustment depending on the after-tax earnings generated by the Company using the purchased assets during the 18-month period following the closing of the transaction. In the event the after-tax earnings are less than specified amounts set forth in the Purchase Agreement, the number of shares that may be purchased under the shareholder options may be reduced by up to 260,000 shares, as adjusted for the reverse stock split. Conversely, the Company will pay Enterprise Solutions the excess, if any, of the earnout amount over the option value. Earnout amount means the greater of (a) 18 times the sum of the after-tax earnings for the first, second, third and tenth through eighteenth months following the acquisition or (b) 16 times the sum of the after-tax earnings for the seventh month through the eighteenth month following the acquisition. Option value means $200,000 plus the product of the number of shares subject to the shareholder options (after any adjustments as described above) multiplied by the spread between the exercise price thereof and the average daily closing price of the Company's common stock during the month immediately preceding the last month of the earnout period. Notwithstanding the foregoing, in the event the earnout amount minus the option value is less than $5,000,000, the Company, at its option, will either pay the difference to Enterprise Solutions or return the purchased assets and related liabilities to Enterprise Solutions as of the end of the earnout period. In the event the assets are returned to Enterprise Solutions, the shareholder options and the employee options will be canceled.

         All securities issued in connection with this transaction were issued under Section 4(2) of the Securities Act.

         February 1999 Note and Warrants. On February 23, 1999, the Company received a loan in the amount of $500,000 from five partners in the investment firm of Andersen, Weinroth & Co. In exchange for the loan, the Company issued a promissory note in the amount of $500,000 and warrants to purchase up to 110,000 shares of common stock, as adjusted for the reverse stock split. The promissory note bore interest at an annual rate of 10%. This note was paid in November 1999. Holders of the warrants may exercise them by paying the exercise price in cash or by converting the warrants under a cashless exercise option. Holders of the warrants also have the right to demand piggyback registration rights under specified circumstances. The warrants are exercisable at $5.40 per share, subject to adjustment and as adjusted for the reverse stock split. Warrants with respect to 26,760 shares, as adjusted for the reverse stock split, are callable by the Company upon the occurrence of specified conditions set forth in the warrants. Warrants with respect to the remaining shares are noncallable. The note and warrants were exempt from registration under Section 4(2) of the Securities Act.

         March 1999 Offering. In March 1999, the Company began a private placement of common stock at a purchase price of $5.625 per share, as adjusted for the reverse stock split. The Company completed this private placement on May 12, 1999. A total of 265,222 shares were sold for total gross proceeds of $1,491,875. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 26,522 shares of the common stock sold in the offering with an exercise price of $5.625 per share. The shares of common stock issued pursuant to this offering were exempt from registration under Rule 506 of Regulation D of the Securities Act.

         March 1999 Note. On March 9, 1999, the Company issued a $100,000 convertible note payable to an accredited investor, convertible into common stock at $4.00 per share, as adjusted for the reverse stock split, at a 6% per annum rate of interest. The convertible note payable was converted into common stock in October 1999. The note was exempt from registration under Section 4(2) of the Securities Act.

         March 1999 Series C Stock. On March 25, 1999, the Company issued 1,600 shares of its Series C convertible preferred stock to accredited investors in a private offering. The Company also issued warrants to the investors to purchase up to 20,000 shares of common stock, as adjusted for the reverse stock split. Intercoastal Financial Services Corp., the placement agent, received 75 shares of Series C stock and a warrant to purchase an aggregate of 20,000 shares of common stock, in addition to $96,000 in fees for costs incurred in connection with the offering, including legal fees. On January 19, 2000, the holders of Series C stock and warrants to purchase shares of common stock exchanged their Series C shares and warrants for shares of Series D stock and new warrants, adjusted for the reverse stock split, as described below under "January 19, 2000 Series D Stock."

         Unregistered Issuance in Connection with Merger with Breece Hill Technologies, Inc. On April 14, 1999, the Company acquired all of the issued and outstanding common stock and Series A convertible preferred stock of Breece Hill Technologies, Inc. in connection with the merger of BHT Acquisition, Inc., a subsidiary of the Company, Inc., with and into Breece Hill. Breece Hill was the surviving corporation.

         In exchange for the cancellation of their outstanding shares, the Breece Hill shareholders received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 900,000 shares of the Company's common stock and the right to receive an earn out payment based in part on the sales of Breece Hill over the twelve months following the acquisition. This earnout payment will be made, if at all, in the form of the Company's common stock in the maximum amount of 1,100,000 shares, a portion of the fair value of which may be satisfied with cash. Subsequent to the date of acquisition, the Breece Hill subsidiary issued 400,000 shares of Preferred Stock Series B to Hambrecht & Quist Guaranty Fund LLP in exchange for a reduction of debt secured by certain assets of Breece Hill in the amount of $1 million. The preferred stock has a monthly dividend of $10,000 payable in cash or common stock of the Company and is convertible at the option of the holder into common stock of the Company. The Company has recorded this Preferred Stock as a minority interest in Breece Hill.

         All securities issued in connection with this transaction were issued under Section 4(2) of the Securities Act.

         May 1999 Offering. On May 7, 1999, the Company issued convertible notes payable to two accredited investors in the aggregate principal amount of $161,372. The notes are convertible into common stock at $6.25 per share, as adjusted for the reverse stock split, and bear interest at the rate of 6% per annum. The notes are subordinate to current and future debt issued by the Company. The notes were due on November 7, 1999; however, on

September 9, 1999, the notes were converted, in accordance with their terms, into 26,554 shares of common stock. The notes were exempt from registration under Section 3(a)(9) of the Securities Act.

         June 1999 Offering. On June 28, 1999, the Company began a second private placement of common stock at a purchase price of $5.00 per share. A total of 144,430 shares were sold for total gross proceeds of $722,150. Under the terms of this private placement, 36,108 additional shares were issued to the investors in February 2000. Aethlon Capital acted as the placement agent. The Company paid the placement agent a cash commission equal to 10% of the gross proceeds and reimbursed the agent for out-of-pocket expenses incurred in connection with the offering. The Company also issued to the agent a warrant to purchase up to 10% of the number of shares of the common stock sold in the offering with an exercise price of $5.00 per share. The shares issued were exempt from registration under Rule 506 of Regulation D of the Securities Act.

         August 1999 Note Payable. On August 6 and again on September 30, 1999, the Company rescheduled the principal payment of $250,000 of the $500,000 note payable to Andersen, Weinroth, which originally was due on July 31, 1999. This payment was extended to November 30, 1999, and was paid in full by that date. In connection with these reschedulings, the Company issued warrants to purchase a total of 20,000 shares of common stock at an exercise price of $5.40 per share to Andersen, Weinroth. These warrants have a term of five years and were issued pursuant to Section 4(2) of the Securities Act.

         August 1999 Offering. On August 26, 1999, the Company issued 238,000 shares of common stock to Liviakis Financial Communications, Inc. in exchange for an agreement by Liviakis to perform public relations work for the Company. An additional 20,000 shares of common stock were issued to The Geneva Group, Inc. to perform public relations work for the Company in Europe. The agreement was amended as of November 17, 1999 to extend the term through April 1, 2001. The Company issued an additional 390,000 shares of common stock to Liviakis as consideration for extension of the term. Pursuant to the agreement, Liviakis agreed to a lock-up of the shares until the expiration of the term of the consultancy. The share numbers are as adjusted for the reverse stock split and were exempt from registration under Section 4(2) of the Securities Act.

         Unregistered Issuance in Connection with Asset Purchase from Lavenir Technology, Inc. On September 29, 1999, the Company, through its wholly owned subsidiary Global MAINTECH, Inc., purchased substantially all the assets of Lavenir Technology, Inc., a California corporation, pursuant to an Agreement and Plan of Reorganization. In addition, the Company assumed specified liabilities of Lavenir, including Lavenir's ongoing leases, debt and contract obligations.

         The total purchase price of $5,300,000 was payable as follows: 266,000 shares of the Company's common stock was paid at closing, and $400,000 was paid in the form of a note payable due on January 31, 2000. In November 1999, the $400,000 note was negotiated to a $100,000 note payable due January 31, 2000 in return for 100,000 shares of the Company's common stock. An additional 404,085 shares of common stock were issued on March 31, 2000 to cause the aggregate value of the shares previously issued and the original $400,000 liability to total $5,300,000 as of March 31, 2000. The common stock issued in connection with the acquisition is subject to customary registration rights. The Company issued 89,468 shares to Lavenir, which were registered on Amendment No. 2 to the SB-2 Registration Statement filed on June 20, 2000, as settlement of certain penalty provisions for failure to obtain an effective registration statement by June 30, 2000.

         The securities issued in this transaction were exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         November 1999 Offering. On November 30, 1999, in a transaction separate from the consulting agreement referenced above under "August 1999 Offering," the Company issued to John and Renee Liviakis 125,000 shares of common stock at a total purchase price of $500,000 pursuant to a subscription agreement. The parties agreed to a lock-up of the shares for the same period as the lock-up referenced under "August 1999 Offering" above.

         January 19, 2000 Series D Stock. On January 19, 2000, the Company issued 2,725 shares of Series D convertible preferred stock in a private placement. The shares were issued as follows: (1) 700 shares to new investors for $700,000 in the aggregate; (2) 300 shares to certain investors upon conversion of $300,000 of convertible promissory notes issued by the Company,
(3) 1,600 shares to the holders of the Company's then outstanding Series C convertible preferred stock in exchange for all of their Series C shares; and (4) 125 shares to the placement agent as compensation for placement agent services. In addition, the holders of warrants issued in the Series C offering were issued warrants to purchase 20,000 shares of common stock in exchange for the warrants issued to them in the Series C offering. The Company also issued 30,000 shares of common stock to the new investors and 120,000 shares of common stock to the holders of the Series C shares. As part of the Series D offering, the holders of Series C stock agreed to waive $400,000 in penalties, which were payable to them because a registration statement covering the common shares underlying the Series C stock was not filed with the SEC within the time period required by the registration rights agreement. Each share of Series D stock is convertible into the number of shares of common stock calculated by dividing the per share purchase price of $1,000 by the conversion price. The conversion price equals the lesser of 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately before the conversion date or $5.4375. Holders of Series D stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable, upon conversion of the Series D stock, in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due. Each warrant entitles its holder to purchase common stock at $8.30 per share at any time before the fifth anniversary of the date of issuance of the warrant.

         The Company agreed to use its best efforts to register the shares of common stock underlying the Series D stock and the warrants and to pay a penalty if the registration statement is not effective by the 90th day after issuance of the Series D stock. This penalty is equal to 2% of the purchase price of the Series D stock for the first 30-day period following such 30-day period and 3% of the purchase price for every 30-day period thereafter until the registration statement has been declared effective. The shares issued were exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act.

         December 30, 1999 Series E Stock. On December 30, 1999, the Company issued 2,650 shares of its Series E convertible preferred stock and warrants to purchase 50,000 shares of common stock to accredited investors in a private offering. The Company also issued 25 shares of Series E stock to the placement agent as compensation for placement agent services. The holders of Series E stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely effect the rights of such holders, or as may otherwise be required by law. The beneficial conversion feature present in the issuance of the Series E Stock as determined on the date of issuance of the Series E Stock totaled $1,683,453 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series E Stock since such shares may be converted at any time following issuance. The holders of Series E stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series E stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A stock, Series B stock or Series D stock are entitled. Dividends on shares of the Series E stock are cumulative and are payable only upon conversion of the Series E stock. The dividends are payable in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due. Subsequent to year-end, as a result of the Series F Convertible Preferred offering, the 75% conversion factor included in the formula described above was changed to 70%.

         At any time after the issuance of the Series E stock, each share of Series E stock is convertible into that number of shares of common stock equal to the stated value of each share divided by the lesser of $5.125 or 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately preceding the conversion date (the "Conversion Price"). The 75% conversion factor was subsequently changed to 70% as a result of the issuance of Series F convertible preferred stock in February 2000. All outstanding shares of Series E stock will be automatically converted, at the Conversion Price, into common stock on December 30, 2001. Each warrant is a five-year callable warrant to purchase common stock at $5.125 per share.

         The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series E stock and the warrants and to pay a penalty if the registration statement is not filed by the 30th day after issuance of the Series E stock or effective by the 120th day after issuance of the Series E stock. This penalty is equal to 2% of the purchase price of the Series E stock for the first 30-day period following such 30-day period and 3% of the purchase price for every 30-day period thereafter until the registration statement has been declared effective. The Series E holders have waived their right to receive their penalty fee if the registration statement is filed on or before March 3, 2000. The securities issued were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         February 23, 2000 Series F Stock. On February 23, 2000, the Company issued 2,000 shares of its Series F convertible preferred stock and warrants to purchase 50,000 shares of common stock to accredited investors in a private offering. The holders of Series F stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely effect the rights of the holders, or as may otherwise be required by law. The holders of Series F stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series F stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A stock, Series B stock, Series D stock or Series E stock are entitled. Dividends on shares of the Series F stock are cumulative and are payable only upon conversion of the Series F stock. At any time after the issuance of the Series F stock, each share of Series F stock is convertible into that number of shares of common stock equal to the stated value of each share divided by the lesser of $6.75 or 75% of the average of the three lowest closing bid prices of the common stock during the 15 trading days immediately preceding the conversion date (the "Conversion Price"). The beneficial conversion feature present in the issuance of the Series F Stock as determined on the date of issuance of the Series F Stock totaled $1,291,429 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series F Stock since such shares may be converted at any time following issuance. All outstanding shares of Series F stock will be automatically converted, at the Conversion Price, into common stock on February 23, 2002. Each warrant is a five-year callable warrant to purchase common stock at $11.00 per share.

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

         The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series F stock and the warrants and to pay a penalty if the registration statement is not filed by the 120th day following the issuance of the Series F stock or effective by the 120th day after issuance of the Series F stock. This penalty is equal to 2% of the purchase price of the Series F stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The shares issued were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         August 31, 2000 Series G Stock. On August 31, 2000, the Company issued 600 shares of its Series G convertible preferred stock and warrants to purchase 62,000 shares of common stock to certain accredited investors in a private offering for proceeds of $600,000. The holders of Series G stock are not entitled to vote except in the event the Company desires to issue shares of a class or series of preferred stock which could adversely affect the rights of the holders, or as may otherwise be required by law. The holders of Series G stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000 per share) of the Series G stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A stock, Series B stock, Series D stock, Series E stock or Series F stock are entitled. Dividends on shares of the Series G stock are cumulative and are payable only upon conversion of the Series G stock. At any time after the issuance of the Series G Stock, each share of Series G Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $1.62 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date (the "Conversion Price"). The beneficial conversion feature present in the issuance of the Series G Stock as determined on the date of issuance of the Series G Stock totaled $309,092 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series G Stock since such shares may be converted at any time following issuance. All outstanding shares of Series G Stock will be automatically converted into Common stock, at the Conversion Price, on August 1, 2002. The shares issued were exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the years ended December 31, 2000 and 1999.

         Net sales from continuing operations for the year ended December 31, 2000 were $4,232,482 compared to net sales of $2,703,658 in the year ended December 31, 1999. Systems sales were $1,658,227 in 2000 compared to $1,174,846 in 1999. The increase in systems sales in 2000 is primarily due to increased marketing efforts for our VCC system. For the year ended December 31, 2000 and 1999, maintenance, consulting fees, and other revenues were $2,574,255 and $1,528,812, respectively. The increase in maintenance fees in 2000 is related to the sale of new systems. Our consulting fee revenues increased minimally. Additionally, other revenues, which primarily include software product sales, increased significantly over 1999 due increased sales at our Lavenir subsidiary.

         Cost of sales as a percentage of sales decreased to 37.2% in the year ended December 31, 2000 from 78.3% in the prior year. This decrease is primarily related to a decrease in software amortization, which was the result of a write-off of portions of capitalized software costs in the fourth quarter of 1999. Gross margin from continuing operations in 2000 was 62.8% compared to 21.7% in 1999.

         Selling, general and administrative costs from continuing operations for the year ended December 31, 2000 were $6,712,777 compared to $6,320,710 for 1999. The year-over-year increase of $392,067 is related primarily to increase in payroll and payroll related expenses, amortization of purchase technology and building leases that resulted from acquisitions we made since June 30, 1999. Professional services, including legal and accounting expenses, decreased from 1999. In 1999, legal expenses decreased due to the divestitures and earn outs of business units. Accounting expenses increased due to the complexity of acquisition and divestiture activities.

         Research and development costs for the year ended December 31, 2000 were $0 compared to $2,829,782 for the same period in the prior year. The decrease in 2000 is primarily due to the restructuring of the resources for research and development.

         Other operating expenses of $4,275,462 in 2000 consist of the write-off of purchased technology and expense incurred from the settlement of a patent dispute. Other operating expenses of $2,357,821 in 1999 consist of the write-off of purchased technology and software costs and the write-down of other assets. The increases are due to expenses for the expensing of purchased technology and the settlement of a patent dispute in the amount of $616,000.

         Other expenses of $1,683,755 in the year ended December 31, 2000 consisted of interest and penalty expense, interest income and other expenses as compared to $3,395,277 in 1999. Interest and penalties expense increased in 2000 to $1,724,379 as compared to $1,330,559 due to the issuance of common stock in exchange for the reduction of debt and penalties related to the preferred stock. In 1999, other expense included approximately $2,107,569 for amortization and write-off of debt issuance costs compared to $0 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had negative working capital of $9,117,773 compared to negative working capital of $17,438,000 as of December 31, 1999. The decrease in negative working capital is related primarily to the rescission of asset purchase agreements entered into prior to fiscal 2000 and the forgiveness of debt of approximately $5,900,000.

         Net cash used in operating activities for the year ended December 31, 2000 was $5,250,043 compared to $2,292,769 used by such activities in the year ended December 31, 1999. The major adjustments to reconcile the 2000 net loss of $10,015,141 to the net cash used in operating activities were the loss from discontinued operations of $2,071,054 and the net change in net liabilities from discontinued operations. Additionally, in 2000, we had a write down of assets totaling $3,756,084 and issued equity instruments for services and payments of interest totaling $2,333,164. The major adjustments to reconcile the 1999 net loss of $14,316,063 to the net cash used in operating activities were the loss from discontinued operations of $4,410,000 and the loss on disposal of discontinued operations of $16,357,000 and the net change in net liabilities from discontinued operations. In 1999, we had a write down of assets totaling $2,357,822 and issued equity instruments for services and payments of interest totaling $3,001,000. Depreciation and amortization was $349,101 in 2000 compared to $2,843,931 in 1999.

         Cash used by investing activities in the year ended December 31, 2000 was $236,954 and reflects purchases of property and equipment of $28,315, an increase in notes receivable of $214,000 and a payment on notes receivable of $50,000. Cash used by investing activities in the year ended December 31, 1999 was $6,801,000 and reflects purchases of property and equipment of $443,000, investment in software development of $2,691,000 and purchases of companies of $3,587,000. The investment in software development for 1999 represents costs incurred after technological feasibility has been established in connection with the development of enhancements to one or more particular software programs occurring in the first nine months of the Company's fiscal year. In the last quarter of fiscal year 1999 the Company decided to change the direction in its software development program. Such costs were significantly curtailed and $1,938,000 of such costs were written off as noted above. The investment in property and equipment in 1999 also occurred substantially in the first nine months of the year.

         Net cash of $3,398,619 and $4,590,994 was provided by financing activities in the year ended December 31, 2000 and 1999, respectively. This reflects gross proceeds before expenses from the issuance of preferred stock of approximately $3,300,000 as compared to $3,861,975 in 1999. Cash was also provided by the issuance of common stock amounting to $558,496 and $2,636,700 in 2000 and 1999, respectively, primarily from the sale of stock through a private placement and the exercise of stock options. In 2000, we used cash to pay debt amounting to $153,899 as compared to $1,827,270 in 1999.

         Presently, with the divestiture of substantially of our subsidiaries and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement other liabilities related to our discontinued operations. Additionally, we have restructured tour operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force. We believe that our working capital will improve as our profitability improves and we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs implemented during the first quarter of 2001. Nevertheless, we can provide no assurance as to its future profitability, access to the capital markets nor the completion of its projected asset and business sales.

RECENT DEVELOPMENTS

NAME CHANGE

         Effective February 28, 2001, the Board of Directors of the Company approved a change in the Company's name from Singlepoint Systems, Inc. to Global MAINTECH Corporation. The name change will be adopted upon shareholder approval. The Company's current stock symbol is GBMT.

CHANGE IN CERTAIN OFFICERS AND DIRECTORS

         Effective January 12, 2001, Mr. Trent Wong resigned as CEO of the company, and Messrs. John Haugo, Bill Howdon, Dave McCaffrey, Jim Watson and Trent Wong had all resigned as Directors. Mr. Bill Howdon will remain as an advisor to the board.

         The Company's Board of Directors approved Wild Cat Management, Inc. ("Wild Cat"), through its principal Mr. Dale Ragan, to replace Mr. Wong as CEO. On November 8, 2000, the Board approved Wild Cat to be brought in to assist as an advisor to the Board. Mr. Ragan has been a long time investor of the Company. Effective January 8, 2001, the Board approved the appointment of Mr. Ragan to the Board. On November 2, 2000, William Erhart agreed to serve as corporate counsel to the Company. Effective January 12, 2001, the Board approved the appointment of William A. Erhart to the Board.

         The Company hired Sue Korsgarden as the Company's Chief Accounting Officer effective March 5, 2001.

CHANGE IN INDEPENDENT ACCOUNTANTS

         See "ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT," below.

CHANGE IN CORPORATE COUNSEL

         On November 2, 2000 Dorsey & Whitney LLP withdrew as the principal legal counsel for the Company. Since November 2, 2000, Erhart and Associates, LLC of Anoka, Minnesota, has served as corporate counsel for the Company. Dorsey & Whitney LLP has agreed to provide legal counsel in limited circumstances.

DIVESTITURES

         See "Divestitures," above.

ITEM 7. FINANCIAL STATEMENTS.


                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2000 and 1999





                                    CONTENTS



Report of Independent Certified Public Accountants............................18

Consolidated Financial Statements:

    Consolidated Balance Sheet................................................19

    Consolidated Statements of Operations.....................................21

    Consolidated Statement of Changes in Stockholders' Equity  (Deficit)......22

    Consolidated Statements of Cash Flows.....................................23

Notes to Consolidated Financial Statements.................................24-47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Global MAINTECH Corporation
Bloomington, MN

We have audited the accompanying consolidated balance sheet of Global MAINTECH Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global MAINTECH Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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


                                             Feldman Sherb & Co., P.C.
                                             Certified Public Accountants
                                             May 15, 2001
                                             New York, New York

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

CURRENT ASSETS:
 Cash                                                                   $     35,752
 Accounts receivable, net                                                    447,253
 Note receivable                                                             164,000
 Inventories                                                                 363,868
 Prepaid expenses and other                                                   79,234
                                                                        ------------

   Total current assets                                                    1,090,107
                                                                        ------------

Property and equipment, net                                                  133,589
Leased equipment, net                                                         40,336
Intangibles assets, net                                                       42,142
                                                                        ------------

      Total assets                                                      $  1,306,174
                                                                        ============


          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                      $  2,351,158
  Current portion of  notes payable                                            3,012
  Accrued liabilities, compensation and payroll taxes                      1,656,498
  Accrued interest and penalties                                             490,000
  Accrued dividends                                                          709,179
  Deferred revenue                                                           509,033
  Net liabilities of discontinued operation                                4,489,000
                                                                        ------------

      Total current liabilities                                           10,207,880

  Notes payable, less current portion                                         11,499
                                                                        ------------

      Total liabilities                                                   10,219,379
                                                                        ------------

STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock - Series A, no par value;
   887,980 shares authorized; 63,956 shares issued and outstanding;
   total liquidation preference of outstanding shares-$32,586                 30,012
 Voting, convertible preferred stock - Series B, no par value;
   123,077 shares authorized; 51,023 shares issued and outstanding
   total liquidation preference of outstanding shares-$1,678,040           1,658,270
 Convertible preferred stock - Series C, no par value;
   1,675 shares authorized; 0 shares issued and outstanding;
   total liquidation preference of outstanding shares - $0                        --
 Convertible preferred stock - Series D, no par value;
   2,775 shares authorized; 1,563 shares issued and outstanding
   total liquidation preference of outstanding shares-$1,563,000           1,080,252
 Convertible preferred stock - Series E, no par value;
     2,675 shares authorized; 1,740 shares issued and outstanding
     total liquidation preference of outstanding-$1,740,000                1,352,775
 Convertible preferred stock - Series F, no par value;
     2,000 shares authorized; 2,000 shares issued and outstanding
     total liquidation preference of outstanding-$2,000,000                1,373,475
 Convertible preferred stock - Series G, no par value;
     1,000 shares authorized; 600 shares issued and outstanding
     total liquidation preference of outstanding shares-$600,000             562,500
 Common stock, no par value; 18,500,000 shares authorized;
     10,052,155 shares issued and outstanding                                     --
 Additional paid-in-capital                                               40,595,613
 Accumulated deficit                                                     (55,566,102)
                                                                        ------------

   Total stockholders' deficit                                            (8,913,205)
                                                                        ------------

   Total liabilities and stockholders' deficit                          $  1,306,174
                                                                        ============


          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
                                                                     -----------------------------
                                                                          2000             1999
                                                                     -----------------------------
Net sales:
  Systems                                                            $  1,658,227     $  1,174,846
  Maintenance, consulting and other                                     2,574,255        1,528,812
                                                                     ------------     ------------
         Total net sales                                                4,232,482        2,703,658
                                                                     ------------     ------------
Cost of sales:
  Systems                                                               1,569,585          612,971
  Maintenance, consulting and other                                         6,044        1,503,160
                                                                     ------------     ------------
         Total cost of sales                                            1,575,629        2,116,131
                                                                     ------------     ------------

         Gross profit                                                   2,656,853          587,527
                                                                     ------------     ------------
Operating expenses:
  Selling, general and administrative                                   6,712,777        6,320,710
  Research and development                                                     --        2,829,782
  Other operating expenses                                              4,275,462        2,357,821
                                                                     ------------     ------------
         Total operating expenses                                      10,988,239       11,508,313
                                                                     ------------     ------------

         Loss from operations                                          (8,331,386)     (10,920,786)
                                                                     ------------     ------------
Other income (expense):
  Loss on sales of property and equipment                                      --          (51,000)
  Interest and penalty expense                                         (1,724,379)      (1,330,559)
  Interest income                                                          11,896            3,851
  Other                                                                    28,728       (2,017,569)
                                                                     ------------     ------------

         Total other income (expense), net                             (1,683,755)      (3,395,277)
                                                                     ------------     ------------

Loss from continuing operations                                       (10,015,141)     (14,316,063)

Discontinued operations:
  (Loss) from discontinued operations; net of tax                              --       (8,456,374)
  Gain (Loss) on disposal of discontinued operations; net of tax       (2,071,054)     (16,356,792)
                                                                     ------------     ------------

Loss before cumulative effect of change in accounting principal       (12,086,195)     (39,129,229)

Cumulative effect of change in method of depreciation                          --          231,936
                                                                     ------------     ------------

           Net loss                                                   (12,086,195)     (38,897,293)

Accrual of cumulative dividends on preferred stock                       (449,261)        (263,974)
Attribution of beneficial conversion feature on preferred stock        (4,298,861)      (2,442,432)
                                                                     ------------     ------------

Net loss attributable to common stockholders                         $(16,834,317)    $(41,603,699)
                                                                     ============     ============

Basic and diluted loss per common share:
  Loss from continuing operations                                    $      (2.01)    $      (3.93)
  Loss from discontinued operations                                         (0.29)           (5.83)
                                                                     ------------     ------------

  Loss before cumulative effect of change in accounting principle           (2.30)           (9.76)
  Cumulative effect of change in accounting principle                          --             0.05
                                                                     ------------     ------------

  Net loss                                                           $      (2.30)    $      (9.71)
                                                                     ============     ============

Shares used in calculations:
  Basic and diluted                                                     7,138,405        4,261,508
                                                                     ============     ============


          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               Preferred Stock A              Preferred Stock B            Preferred Stock C
                                               Shares      Amount            Shares      Amount            Shares      Amount
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1998                  129,176   $     60,584         67,192   $  2,183,769             --   $         --

Net loss                                           --             --             --             --             --             --

Sales of common stock                              --             --             --             --             --             --

Sales of series C preferred stock                  --             --             --             --          1,600      1,464,712

Sales of series E preferred stock                  --             --             --             --             --             --

Stock issue costs                                  --             --             --             --             75        (96,000)

Stock, options, and warrants issued for
     services                                      --             --             --             --             --             --

Warrants issued in connection with debt            --             --             --             --             --             --

Issuances of common stock, warrants,
     and options in connection with
     acquisitions
     Lavenir                                       --             --             --             --             --             --
     Breece Hill                                   --             --             --             --             --             --
     SSI                                           --             --             --             --             --             --

Amortization of beneficial conversion
     feature on convertible debt                   --             --             --             --             --             --

Exercise of common stock options and
     warrants                                      --             --             --             --             --             --

Accrual of dividends on preferred stock            --             --             --             --             --             --

Payment of preferred dividends with
     common stock                                  --             --             --             --             --             --

Conversion of preferred shares                (42,280)       (19,819)       (15,560)      (505,700)            --             --

Conversion of debt and accrued interest            --             --             --             --             --             --

Receipt of payment on notes receivable             --             --             --             --             --             --
                                             ------------------------------------------------------------------------------------

Balance at December 31, 1999                   86,896         40,765         51,632      1,678,069          1,675      1,368,712

Net loss                                           --             --             --             --             --             --

Sales of preferred stock series D                  --             --             --             --             --             --

Sales of preferred stock series F

Sales of preferred stock series G                  --             --             --             --             --             --

Stock issue costs                                  --             --             --             --             --             --

Stock and stock options issued for
     services                                      --             --             --             --             --             --

Issuances of common stock in connection
    with acquisitions of Lavenir                   --             --             --             --             --             --

Exercise of common stock options                   --             --             --             --             --             --

Accrual of dividends on preferred stock            --             --             --             --             --             --

Issuance  of common stock in connection
     with preferred stock penalties and
     other penalties                               --             --             --             --             --             --

Conversion of preferred series C to
     series D                                      --             --             --             --         (1,675)    (1,368,712)

Conversion of notes payable                        --             --             --             --             --             --

Receipt of payment on notes receivable
     and reclass                                   --             --             --             --             --             --

Conversion of preferred shares to
     common shares                            (22,940)       (10,753)          (609)       (19,799)
                                             ------------------------------------------------------------------------------------

                                               63,956   $     30,012         51,023   $  1,658,270             --   $         --
                                             ====================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]


                                               Preferred Stock D             Preferred Stock E            Preferred Stock F
                                               Shares      Amount            Shares     Amount           Shares      Amount
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1998                        --   $         --             --  $         --             --  $         --

Net loss                                            --             --             --            --             --            --

Sales of common stock                               --             --             --            --             --            --

Sales of series C preferred stock                   --             --             --            --             --            --

Sales of series E preferred stock                   --             --          2,650     2,389,630             --            --

Stock issue costs                                   --             --             25      (292,025)            --            --

Stock, options, and warrants issued for
     services                                       --             --             --            --             --            --

Warrants issued in connection with debt             --             --             --            --             --            --

Issuances of common stock, warrants,
     and options in connection with
     acquisitions
     Lavenir                                        --             --             --            --             --            --
     Breece Hill                                    --             --             --            --             --            --
     SSI                                            --             --             --            --             --            --

Amortization of beneficial conversion
     feature on convertible debt                    --             --             --            --             --            --

Exercise of common stock options and
     warrants                                       --             --             --            --             --            --

Accrual of dividends on preferred stock             --             --             --            --             --            --

Payment of preferred dividends with
     common stock                                   --             --             --            --             --            --

Conversion of preferred shares                      --             --             --            --             --            --

Conversion of debt and accrued interest             --             --             --            --             --            --

Receipt of payment on notes receivable              --             --             --            --             --            --
                                             ------------------------------------------------------------------------------------

Balance at December 31, 1999                        --             --          2,675     2,097,605             --            --

Net loss                                            --             --             --            --             --            --

Sales of preferred stock series D                  700        310,000             --            --             --            --

Sales of preferred stock series F                                                                           2,000     1,612,500

Sales of preferred stock series G                   --             --             --            --             --            --

Stock issue costs                                   50        (91,250)            --            --             --      (239,025)

Stock and stock options issued for
     services                                       --             --             --            --             --            --

Issuances of common stock in connection
    with acquisitions of Lavenir                    --             --             --            --             --            --

Exercise of common stock options                    --             --             --            --             --            --

Accrual of dividends on preferred stock             --             --             --            --             --            --

Issuance  of common stock in connection
     with preferred stock penalties and
     other penalties                                --             --             --            --             --            --

Conversion of preferred series C to
     series D                                    1,675      1,368,712             --            --             --            --

Conversion of notes payable                        300        300,000             --            --             --            --

Receipt of payment on notes receivable
     and reclass                                    --             --             --            --             --            --

Conversion of preferred shares to
     common shares                              (1,162)      (807,210)          (973)     (744,830)            --            --
                                             ------------------------------------------------------------------------------------

                                                 1,563   $  1,080,252          1,702  $  1,352,775          2,000  $  1,373,475
                                             ====================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                   Additional        Notes
                                               Preferred Stock G              Common Stock          Paid-in        Receivable
                                               Shares     Amount           Shares      Amount       Capital         Officer
                                             -----------------------------------------------------------------------------------
Balance at December 31, 1998                        --  $         --     3,681,879  $         --  $  7,362,796   $   (294,500)

Net loss                                            --            --            --            --            --             --

Sales of common stock                               --            --       534,578            --     2,713,399             --

Sales of series C preferred stock                   --            --            --            --       135,288             --

Sales of series E preferred stock                   --            --            --            --       260,370             --

Stock issue costs                                   --            --            --            --      (235,439)            --

Stock, options, and warrants issued for
     services                                       --            --       648,000            --     2,994,785             --

Warrants issued in connection with debt             --            --            --            --     1,196,970             --

Issuances of common stock, warrants,
     and options in connection with
     acquisitions
     Lavenir                                        --            --       266,000            --     4,900,000             --
     Breece Hill                                    --            --        45,000            --    11,960,782             --
     SSI                                            --            --            --            --     2,381,080             --

Amortization of beneficial conversion
     feature on convertible debt                    --            --            --            --       460,624             --

Exercise of common stock options and
     warrants                                       --            --        73,575            --       158,740             --

Accrual of dividends on preferred stock             --            --            --            --            --             --

Payment of preferred dividends with
     common stock                                   --            --         6,149            --        35,104             --

Conversion of preferred shares                      --            --        96,880            --       525,519             --

Conversion of debt and accrued interest             --            --        52,038            --       267,546             --

Receipt of payment on notes receivable              --            --            --            --            --         59,000
                                             -----------------------------------------------------------------------------------

Balance at December 31, 1999                        --            --     5,404,099            --    35,117,564       (235,500)

Net loss                                            --            --            --            --            --             --

Sales of preferred stock series D                   --            --        21,000            --       558,000             --

Sales of preferred stock series F                   --            --            --             --      387,500             --

Sales of preferred stock series G                  600       562,500            --            --        37,500             --

Stock issue costs                                   --            --            --            --       (85,203)            --

Stock and stock options issued for
     services                                       --            --       109,177            --       533,177             --

Issuances of common stock in connection
    with acquisitions of Lavenir                    --            --       504,085            --       787,500             --

Exercise of common stock options                    --            --       232,164            --       558,496             --

Accrual of dividends on preferred stock             --            --            --            --            --             --

Issuance  of common stock in connection
     with preferred stock penalties and
     other penalties                                --            --       209,468            --     1,172,487             --

Conversion of preferred series C to
     series D                                       --            --            --            --            --             --

Conversion of notes payable                         --            --         9,000            --        72,000             --

Receipt of payment on notes receivable
     and reclass                                    --            --            --            --      (126,000)       235,500

Conversion of preferred shares to
     common shares                                  --            --     3,563,162            --     1,582,592             --
                                             -----------------------------------------------------------------------------------

                                                   600  $    562,500    10,052,155  $         --  $ 40,595,613   $         --
                                             ===================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]

                                              Accumulated
                                                 Deficit        Total
                                             ----------------------------
Balance at December 31, 1998                 $ (3,869,379)  $  5,443,270

Net loss                                      (38,897,293)   (38,897,293)

Sales of common stock                                  --      2,713,399

Sales of series C preferred stock                      --      1,600,000

Sales of series E preferred stock                      --      2,650,000

Stock issue costs                                      --       (623,464)

Stock, options, and warrants issued for
     services                                          --      2,994,785

Warrants issued in connection with debt                --      1,196,970

Issuances of common stock, warrants,
     and options in connection with
     acquisitions
     Lavenir                                           --      4,900,000
     Breece Hill                                       --     11,960,782
     SSI                                               --      2,381,080

Amortization of beneficial conversion
     feature on convertible debt                       --        460,624

Exercise of common stock options and
     warrants                                          --        158,740

Accrual of dividends on preferred stock          (263,974)      (263,974)

Payment of preferred dividends with
     common stock                                      --         35,104

Conversion of preferred shares                         --             --

Conversion of debt and accrued interest                --        267,546

Receipt of payment on notes receivable                 --         59,000
                                             ----------------------------

Balance at December 31, 1999                  (43,030,646)    (2,963,431)

Net loss                                      (12,086,195)   (12,086,195)

Sales of preferred stock series D                      --        868,000

Sales of preferred stock series F                      --      2,000,000

Sales of preferred stock series G                      --        600,000

Stock issue costs                                      --       (415,478)

Stock and stock options issued for
     services                                          --        533,177

Issuances of common stock in connection
    with acquisitions of Lavenir                       --        787,500

Exercise of common stock options                       --        558,496

Accrual of dividends on preferred stock          (449,261)      (449,261)

Issuance  of common stock in connection
     with preferred stock penalties and
     other penalties                                   --      1,172,487

Conversion of preferred series C to
     series D                                          --             --

Conversion of notes payable                            --        372,000

Receipt of payment on notes receivable
     and reclass                                       --        109,500

Conversion of preferred shares to
     common shares                                     --             --
                                             ----------------------------

                                             $(55,566,102)  $ (8,913,205)
                                             ============================

          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                                ------------------------------
                                                                                     2000             1999
                                                                                ------------------------------
Cash flows from operating activities:

Loss from continuing operations                                                 $(10,015,141)    $(14,316,063)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Stock, options, and warrants issued for services and payment of interest       2,333,164        3,000,959
    Depreciation and amortization                                                    349,101        2,843,931
    Amortization of purchased technologies and other intangibles                   1,028,759               --
    Loss on disposal of property and equipment                                       139,080           51,000
    Allowance for doubtful accounts                                                       --          (71,000)
    Loss from asset write-offs                                                     3,756,084        2,357,822
    Changes in operating assets and liabilities:
        Accounts receivable                                                          248,721          266,306
        Inventories                                                                  958,467         (460,917)
        Prepaid expenses and other                                                   204,699          (56,373)
        Accounts payable                                                             698,043          879,994
        Accrued liabilities, compensation and payroll taxes                          919,500          940,469
        Accrued interest and penalties                                              (312,801)         804,320
        Deferred revenue                                                             (49,215)         461,415
                                                                                ------------     ------------
    Cash used in continuing operating activities                                     258,461       (3,298,137)
                                                                                ------------     ------------
Loss from discontinued operations                                                 (2,071,054)     (24,813,166)
  Adjustments to reconcile loss from discontinued operations to net cash provided by (used in) discontinued activities:
    Net (decrease) increase in net liabilities of discontinued operations         (3,437,450)      25,818,534
                                                                                ------------     ------------

    Cash used in discontinued operating activities                                (5,508,504)       1,005,368
                                                                                ------------     ------------

    Cash used in operating activities                                             (5,250,043)      (2,292,769)
                                                                                ------------     ------------
Cash flows from investing activities:
  Sale of investment in sales-type leases                                                 --           22,410
  Purchase of property and equipment                                                 (28,315)        (443,145)
  Reduction in leased equipment                                                           --          (82,803)
  Investment in other intangibles                                                    (44,639)         (19,623)
  Purchase of companies, net of cash acquired                                             --         (315,000)
  Increase in note receivable                                                       (214,000)              --
  Payments received on notes receivable                                               50,000               --
                                                                                ------------     ------------
   Cash used by investing activities                                                (236,954)        (838,161)
                                                                                ------------     ------------
Cash flows from financing activities:
 Disbursements for deferred debt costs                                              (415,478)        (139,411)
 Proceeds from note receivable                                                       109,500           59,000
 Proceeds from issuance of common stock                                              558,496        2,636,700
 Net proceeds from issuance of preferred stock                                     3,300,000        3,861,975
 Payments of long-term debt                                                         (153,899)      (1,827,270)
                                                                                ------------     ------------
     Cash provided by financing activities                                         3,398,619        4,590,994
                                                                                ------------     ------------

     Net increase (decrease) in cash                                              (2,088,378)       1,460,064

     Cash and cash equivalents at beginning of period                              2,124,130          664,066
                                                                                ------------     ------------

     Cash and cash equivalents at end of period                                 $     35,752     $  2,124,130
                                                                                ============     ============

Supplemental disclosure of cash flow information:
 Cash paid for:  Interest                                                       $         --     $    476,500
                                                                                ============     ============
                 Income taxes                                                   $         --     $      3,500
                                                                                ============     ============

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

The Company, through its subsidiaries, Global MAINTECH, Inc. ("GMI") and Lavenir Technology, Inc. ("Lavenir"), supplies world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

As further discussed in Note 3, the Company's Breece Hill Technologies, Inc. ("BHT") subsidiary, which was acquired in April 1999 and formerly represented the Company's tape library storage products segment, is presented as a discontinued operation as of December 31, 1999. Additionally, during the year ended December 31, 2000, the Company entered into rescission and settlement agreements and accordingly discontinued operations of certain subsidiaries as outlined in Note 3.

Principles of consolidation

The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Recent Pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal quarters beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement amends SFAS No. 52 - "Foreign Currency Translation", and supersedes SFAS No. 80 - "Accounting for Future Contracts", No. 105 - "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", No. 107 - "Disclosure about Fair Value of Financial Instruments". The Company adopted SFAS No. 133 in fiscal 2000. The adoption of SFAS No. 133 did not have a significant impact on the Company.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Pronouncements (Continued)

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101""). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed and determinable, and (4) collectibility is reasonably assured. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. The adoption of SAB 101 was not material to the earnings and financial position of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment and change in depreciation method

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and equipment and change in depreciation method (Continued)

Pro forma amounts assuming the new depreciation method had been applied retroactively (rather than cumulatively in 1999) are as follows:

                                                            Year Ended
                                                        December 31, 1999
                                                        -----------------

           Loss from continuing operations               $  (18,362,710)
           Net loss                                      $  (38,979,851)

           Basic and diluted loss per common share:
           Loss from continuing operations               $       (4.944)
           Net loss                                      $       (9.782)

Depreciation is provided based upon useful lives of the respective assets, which generally have lives of three years. Maintenance and repairs are charged to expense as incurred.

Revenue recognition

Revenue from product sales is recognized upon the later of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment and/or acceptance or before maintenance and/or service revenues are earned.

Under Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" (as amended by SOP 98-4 and 98-9), the Company recognizes revenue from software sales when the software has been delivered (delivery is deemed to have occurred upon the later of shipment or final acceptance), if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, and product returns are reasonably estimable. Maintenance and support fees related to software sales including product upgrade rights (when and if available) committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of such elements. The determination of fair value is based on vendor specific objective evidence. If such evidence of fair value for each element (or the aggregate of the undelivered elements as allowed by SOP 98-9) does not exist, all revenue from the arrangement is deferred until such time that, for applicable elements of the arrangement, evidence of fair value does exist or until such elements are delivered.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (Continued)

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

Purchased technology and other intangibles

The Company has recorded the excess of purchase price over net tangible assets as purchased technology and customer lists based on the fair value of these intangibles at the date of purchase. These assets were amortized over their estimated economic lives of three to five years using the straight-line method. Recorded amounts for purchased technology are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows. During the year ended December 31, 2000, the Company determined that its purchased technologies were impaired and recorded a charge to operations amounting to $3,659,851. Additionally, the Company discontinued operations of substantially all of its subsidiaries and accordingly, wrote off all remaining purchased technology to discontinued operations.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Purchased technology and other intangibles (Continued)

Patents are stated at cost and are amortized over three years or over the useful life using the straight-line method. Recorded amounts for patents are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows.

Research and development

Research and development costs are expensed as incurred.

Stock based compensation

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

Reverse stock split

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

Loss per common share

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

Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include (a) "in-the-money" stock options and warrants,

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per common share (Continued)

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

During 2000 and 1999, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive.

Income taxes

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

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair values.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2000 and 1999, the Company incurred a net loss from operations of $12,086,196 and $38,897,293, respectively. At December 31, 2000, the Company had a working capital deficit of $9,117,774 and a stockholders' deficit of $8,913,206. In addition, during 1999 and 2000, the Company disposed of substantially all of its subsidiaries, for which the Company recorded an estimated loss on disposal of $16,356,792 in 1999 and a gain on disposal of $1,915,949 in 2000 with a loss from discontinued operations of $0 and $8,456,374 during 2000 and 1999, respectively.

In 2000, the Company has negotiated and resolved approximately $5,900,000 of current liabilities included in the Company's December 31, 1999 consolidated financial statements by issuance of equity securities for certain acquisition earn out obligations and the rescission of certain acquisition agreements (See
Note 3). The completion of the disposal of BHT and other subsidiaries and resolution of earn out liabilities aided in reducing the Company's working capital deficit. In January and February 2000, the Company issued Series D and F Convertible Preferred Stock with combined gross proceeds of $2,700,000 (see Note
8). Furthermore, during the last fiscal quarter of 2000 the Company appointed a new Chief Executive Officer and other executive management who took action to reduce future operating expenses in an effort to improve operating margins in 2001. In the first fiscal quarter of 2001 the Company implemented additional budgetary controls and established performance criteria to monitor expenses and improve financial performance. In addition, the Company is negotiating with vendors to settle overdue payables.

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

NOTE 3 - DISCONTINUED OPERATIONS

Breece Hill Technologies, Inc.

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

Acquisition of BHT during 1999: The Company acquired all of the issued and outstanding common stock and Series A Convertible Preferred Stock of BHT (the "Outstanding Shares") in connection with a merger with BHT which was effective in April 1999. Under the terms of the merger, in exchange for the cancellation of their Outstanding Shares, holders of such shares received rights to proportionate interests in the merger consideration, which consisted of warrants to purchase a total of 900,000 shares of the

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Breece Hill Technologies, Inc. (Continued)

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

In 1999, the Company issued 45,000 shares of its common stock and issued warrants to purchase 100,000 shares and 30,000 shares of the Company's common stock at $9.00 per and $10.00 per share, respectively, in return for services provided with respect to the BHT acquisition. In addition, the Company incurred $291,175 in other legal, accounting, and other costs associated with the acquisition.

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

In 1999, in connection with the BHT merger, the BHT subsidiary issued 400,000 shares of Series B Preferred Stock to Hambrecht & Quist Guaranty Fund LLP (H&QGF) in exchange for a reduction of $1,000,000 of debt secured by certain assets of BHT. The Company recorded the BHT preferred stock issued as a BHT minority interest.

Discontinued operations treatment of BHT: As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations in 2000 and 1999.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Breece Hill Technologies, Inc. (Continued)

Loss from operations of BHT from the period of acquisition by the Company (April
1999) through the discontinued operations measurement date (December 27, 1999) of $4,409,727 reflects net sales of $24,953,139. The estimated loss on disposal of BHT of $16,356,792 assumed the write-off of intangible assets of $9,556,792 and estimated operating losses from the measurement date to the anticipated disposal date of $6,800,000. The estimated operating losses included an estimated charge related to the immediate write-off of any intangible asset resulting from the payment in 2000 of contingent consideration that would be required under the original acquisition agreement. During the year ended December 31, 2000, the Company recorded a gain from discontinued operations related to this subsidiary amounting to approximately $1,000,000. On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC. In summary, the Company transferred all of the assets of BHT to the H&QGF in satisfaction of Breece's obligation to H&QGF in the amount of approximately $5,900,000. As of Deecember 31, 2000, the Company has liabilities related to this discontinued operation of $4,200,000.

Sale of Assets Acquired from Asset Sentinel, Inc

Effective March 31, 2000 the Company amended the Asset Purchase Agreement dated as of October 1, 1998 by and among the Company, GMI, and Asset Sentinel, Inc. ("ASI"), in which the assets of ASI were purchased by GMI. Pursuant to the amendment, the assets were returned to ASI. ASI also received a release from GMI and the Company for all claims arising out of the association of ASI with GMI and the Company. In exchange for the foregoing, ASI released all claims it might have against the Company and GMI relating to the parties' activities before March 31, 2000 and assumed various obligations and contracts related to the assets transferred. Loss from operations of ASI from the period of January 1, 2000 through the discontinued operations measurement date (March 31, 2000) of $90,438 reflects no net sales. The gain on disposal of ASI was $69,497.

Asset Sale to MT Acquiring Corp

The Company, GMI, and Magnum Technologies, Inc., a wholly owned subsidiary of GMI ("Magnum"), sold all of the business and properties used by GMI in connection with its business conducted under the Magnum name pursuant to an Agreement of Purchase and Sale of Assets made as of January 26, 2000 by and among MT Acquiring Corp., Tim Hadden, Greg Crow, GMI, Magnum and the Company. In the sale, MT Acquiring Corp. received properties and three software products used to provide network monitoring and analysis services: CAP-TREND, Coordinator and Advantage. MT Acquiring Corp. and it principals, Tim Hadden and Greg Crow, also received a release from GMI, Magnum and the Company for all claims arising out of the association of MT Acquiring Corp.'s principals with GMI, Magnum and the Company. In exchange for the foregoing, MT Acquiring Corp. and its principals released all claims against the Company, GMI and Magnum relating to the parties' activities before January 26, 2000, assumed various obligations and contracts related to the business, and delivered a subordinated promissory note payable to the Company in the amount of $214,000. The note bears interest at six percent annually and provides for four semi-annual payments of principal and interest from the date of the note until its maturity date of December 30, 2001. As of December 31, 2000, the note receivable balance amounted to $164,000.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Settlement Agreement with IGI

The Company has signed a letter of intent and has negotiated the transfer of certain assets and the termination of various software licenses under a proposed settlement agreement between the Company and IGI. The Company acquired the assets and licenses under a February 27, 1998 License and Asset Purchase Agreement with IGI. The assets to be transferred would include those used by GMI in designing, assembling and marketing computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. The terminated licenses would include an exclusive software license of software products used in the business and a non-exclusive license of software used in both the Company's business and IGI's business. The transfer and termination would be made in exchange for IGI's assumption of specific contracts and liabilities related to the assets and for mutual release of all claims arising from the License and Asset Purchase Agreement, including IGI's release of payment obligations of the Company. As of December 31, 2000, the Company had discontinued all operations of IGI.

Rescission and Settlement Agreement related to Enterprise Solutions, Inc.

On November 1, 1998, the Company, through its SSI subsidiary, purchased certain assets and rights and assumed various liabilities from Enterprise Solutions, Inc. ("ESI"). The net assets and rights acquired related primarily to items used in manufacturing and selling event notification software and in providing services with respect to the implementation of enterprise management solutions.

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

In 1998, based upon the terms described above, the Company recorded SSI Operations acquisition cost equal to $724,000, which was comprised of the $200,000 initial amount plus the fair value of the 80,000 non-contingent options to purchase common stock of the Company of $524,000. The fair value of these option shares was calculated using the Black-Scholes option pricing methodology based upon the following assumptions: volatility of 112%, dividend rate of 0%, risk free interest rate of 4.5 % and a five-year option life. The fair value of the identifiable assets of the SSI Operations acquired totaled $326,969 and consisted of cash of $57,796, accounts receivable of $474,784, property and equipment of $116,324 and current liabilities of $321,935. The Company recorded an intangible asset consisting of purchased technology and customer lists of $397,031 with a useful life of five years as a result of the SSI Operations acquisition.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Rescission and Settlement Agreement related to Enterprise Solutions, Inc. (Continued)

During 1999, the Company pledged the assets of the SSI Operations to secure borrowings of the Company. In addition, based upon the operating results of the SSI Operations, the Company assessed that the criteria surrounding the contingent options to purchase 260,000 shares and the minimum $5,000,000 earnout would be met. Furthermore, the Company began renegotiating the final earnout amount that would be required in excess of the $5,000,000 minimum amount. During 1999, the Company issued additional options to purchase 240,000 shares of the Company's common stock at an exercise price of $6.25 per share to ESI as an initial partial settlement. The Company recorded an accrued liability related to the $5,000,000 minimum earnout and recorded additional paid-in capital of $2,381,080 related to the fair value of the 500,000 option shares determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5% to 5.6%, volatility of 112%, and expected option and warrant lives of four to five years. These items, correspondingly resulted in a 1999 increase in gross purchased technology with respect to the SSI Operations of $7,381,840.

On December 20, 2000, the Company signed a Rescission and Settlement Agreement (the "Agreement") with Enterprise Solutions, Inc. (ESI). Subject to certain terms and conditions and in settlement of all disputes and claims that any of the parties may have with or against each other, the Company transferred back all transferred assets and all other assets that were part of the business. These assets included certain trademarks, fixed assets, and others. In exchange for the return of these assets, all shareholder options held by ESI shareholders were cancelled. Additionally, ESI assumed all liabilities amounting to approximately $590,000 related to such transferred assets. As security for ESI's obligation to indemnify the Company with respect to the liabilities assumed by ESI, ESI granted the Company a security interest in XO Technologies, Inc. common shares.

Net losses of ESI amounting to approximately $3,655,211 from the period of from January 1, 2000 through the discontinued operations measurement date (December 20, 2000) have been included in discontinued operations. Additionally, the Company recorded a net gain from discontinued operations on the ESI rescission and settlement agreement of $2,851,587 which consists of the write-off of intangible assets of $4,897,607, a loss from the transfer of account receivables to ESI of $689,645, a write off of other assets of $351,219, a gain for the assumption of liabilities by ESI of $8,890,059. Additionally, the Company accrued a liability of $100,000 related to this rescission agreement.

Singlepoint Limited

On May 27, 1999, the Company, through Singlepoint Systems, Inc, (SSI), acquired all of the outstanding stock of Singlepoint Limited ("SSI Ltd"), a distributor of SSI products and services. In return for the SSI Ltd shares, the Company paid $80,000. In addition, under the terms of the related acquisition agreement, the Company is required to pay an earnout payment based upon net income of SSI Ltd for a period subsequent to the acquisition date through April 30, 2000. Through December 31, 1999, no additional earnout amounts have been required with respect to SSI Ltd.

The Company recorded the acquisition of SSI Ltd using the purchase method of accounting. The net liabilities in excess of identifiable assets of SSI Ltd as of the acquisition date totaled $115,437. Based upon the $80,000 of consideration paid, the Company recorded an increase in other intangible assets of $195,437 in 1999 as a result of the SSI Ltd acquisition.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

Singlepoint Limited (Continued)

On August 10, 2000, the Company entered into a cancellation agreement with SSI Ltd. The purpose of this agreement was to cancel the original Share Purchase agreement, whereby SSI will cancel the purchase of shares from SSI Ltd.

Net losses from discontinued operations related to SSI Ltd. amounted to $68,844.

NOTE 4 - INVENTORIES

At December 31, 2000, inventories consist of the following:

    Raw materials                                       $     238,908
    Completed systems and finished goods                      124,960
                                                        -------------

        Total                                           $     363,868
                                                        =============

NOTE 5 - CAPITAL ASSETS

At December 31, 2000, the Company's capital assets are comprised of the following:

Property and equipment
   Computers and office equipment                       $   1,491,914
   Accumulated depreciation                                (1,358,325)
                                                        -------------

Property and equipment, net                             $     133,589
                                                        =============

Leased equipment
   Leased equipment                                           177,667
   Accumulated depreciation                                  (137,331)
                                                        -------------

   Leased equipment, net                                $      40,336
                                                        =============

Intangible assets
   Patents                                              $     171,648
   Accumulated amortization                                  (129,506)
                                                        -------------

   Other assets, net                                    $      42,142
                                                        =============

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 6 - ACQUISITIONS

Lavenir assets and liabilities

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

Under the terms of the Lavenir Agreement, the total purchase price of $5,300,000 is comprised of the following: (a) 266,000 shares of the Company's common stock initially paid to Lavenir on the closing date, (b) $400,000 originally in the form of a note payable due on January 31, 2000, and (c) additional shares of the Company's common stock issuable as of March 31, 2000 sufficient to cause the aggregate value of the shares previously issued and the original $400,000 liability to total $5,300,000 as of March 31, 2000. Accordingly, during 2000, the Company issued 404,085 shares of common stock in connection with this acquisition. In November 1999 the Company renegotiated the $400,000 liability due on January 31, 2000 to a $100,000 amount due on January 31, 2000 in return for 100,000 shares of the Company's common stock to be issued in January 2000. In connection with issuance of the 100,000 shares of common stock in 2000, the Company recorded interest expense amounting to $387,500.

The Company received net assets with a fair value of approximately $315,000 as a result of the Lavenir asset acquisition and allocated the remaining purchase price of $4,985,000 to purchased technology with useful lives of three to five years.

Acquisition of Global Watch Product:

On November 20, 2000, the Company purchased the right to its "Global Watch" product. Under the terms of the Global Watch Agreement, the total purchase price of $1,350,000 is comprised of the following: (a) $1,350,000 cash which shall be paid by the Company at a rate of five percent of gross monies collected on purchase orders on every Global Watch product sold by the Company, and (b) 350,000 shares of the Company's common stock issuable as of November 20, 2000. As of December 31, 2000, the Company has issued any common shares related to this acquisition. Accordingly, the Company has included in accrued expense the fair market value of common shares issuable under this agreement of $33,250. As of December 31, 2000, the Company has reflected accrued consideration due under this agreement of $983,250, which has been included in accrued liabilities. Additionally, in connection with this agreement, the Company shall pay a minimum licensing fee of $125,000 per year.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7 - NOTES PAYABLE

At December 31, 2000, notes payable are comprised of the following:

Equipment loans; due through 2003,
  bearing interest at 9% to 21%                    $   14,511
                                                   ----------
                                                       14,511

Less current portion                                   (3,012)
                                                   ----------


                                                   $   11,499
                                                   ==========

In May 1999, the Company entered into a loan and security agreement and has since executed certain amendments (collectively, the "1999 Debt Agreement") that provided for (a) a senior revolving loan maturing in May 2000, (b) a convertible term loan, and (c) a term loan. Various amendments were made to the 1999 Debt Agreement throughout 2000. The Company utilized $1,900,000 of proceeds under this agreement to pay its then outstanding subordinated notes payable. Borrowings under the 1999 Debt Agreement were secured by all of the assets of the Company, exclusive of those of its BHT subsidiary. Borrowings with respect to the senior revolving loan were subject to a limit of the lesser of (a) $3,300,000 less 10% of equity (as defined in the 1999 Debt Agreement) and less any unpaid balance of the convertible term loan, (b) 80% of eligible receivables, or (c) 20% of net worth (as defined in the 1999 Debt Agreement). As of December 31, 1999, notes payable related to these loans amounted to $4,989,872. As of December 31, 1999, the Company was not in compliance with the 1999 Debt Agreement and had entered into certain forbearance agreements with the lender.

These agreements established a forbearance period through March 31, 2000 during which, among other things, collection of accounts receivable was made through a bank lockbox and these proceeds were immediately applied to outstanding borrowings, interest rates on borrowings subject to the 1999 Debt Agreement were increased 3% per annum, certain modifications to the borrowing base formula were in effect, and 50% of proceeds from equity issuances and 75% of proceeds from other debt issuances were to be paid to the lender. The Company was unable to comply with all of the terms of the forbearance agreements. In 1999, in connection with the 1999 Debt Agreement and related forbearance agreements, the Company issued warrants to the lender to purchase 46,462 shares of the Company's common stock at $7.15 per share. These warrants had a fair value of $364,767 as determined by use of a Black-Scholes valuation model. In addition, the conversion price of the convertible term loan under the 1999 Debt Agreement was less than the market value of the Company's common stock on the date the convertible term loan was issued, resulting in the existence of a beneficial conversion feature with a value of $248,000. Based upon the default status of the underlying borrowings, in 1999, the Company recorded a charge of $612,767 with respect to the value of this beneficial conversion feature and fair value of warrants related to the 1999 Debt Agreement.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7 - NOTES PAYABLE (CONTINUED)

On December 22, 2000, the Company signed as foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC. In summary, the Company transferred all of assets of BHT to the H&QGF in satisfaction of Breece's obligation to H&QGF under the loan agreement and other loan documents as discussed above in the amount of approximately $5,890,000.

In December 1999, the Company issued $300,000 in short-term promissory notes. As discussed in Note 8, these promissory notes were converted to shares of Series D Convertible Preferred stock of the Company in January 2000.

As a result of the 1999 transaction with Lavenir (see Note 6), the Company assumed certain equipment loans and notes payable. The general terms and outstanding balances related to these debt obligations are summarized in the table above.

In February 1999, the Company issued a $500,000 short-term note payable, which was paid by the Company in November 1999. In connection with this note, the Company issued the lender warrants to purchase 110,000 shares of the Company's common stock at $5.40 per share. The $810,703 fair value of these warrants was amortized into expense over the period the notes were outstanding.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock Issued

During 1999, the Company sold 534,578 shares of its common stock for gross proceeds of $2,713,399 pursuant to a series of private placements of securities. The Company paid capital raising costs of approximately $235,000 and issued warrants to purchase 40,313 shares of the Company's common stock to various placement agents at $4.00 to $6.25 per share in conjunction with these private placements. The Company also issued 648,000 shares of common stock in return for investor relations services, 311,000 shares with respect to acquisitions, 52,038 shares in connection with the conversion of certain notes payable (see Note 7), and 176,604 shares with respect to the conversion of preferred stock, payment of dividends and exercises of stock options and warrants during 1999. The value of shares issued in exchange for investor relation services was charged to administrative expense.

During the year ended December 31, 2000, the Company issued 232,164 shares of common stock as a result of exercises of stock options. The Company received $558,496 in proceeds for these exercises.

During the year ended December 31, 2000, the Company issued 404,085 shares of common stock to LTI in settlement of a previously negotiated acquisition liability. Additionally, the Company issued 100,000 shares of common stock in connection with the reduction of a note payable in the amount of $300,000. In connection with the issuance of these shares, the Company recorded an interest charge of $387,500, which represents the difference between the reduction of the note payable and the fair market values of common shares issued.

On January 20, 2000, the Company issued 150,000 shares of common stock in connection with the issuance of Series D Convertible Preferred Stock, the reduction of penalties associated with the Series C Preferred Stock, and the reduction of a note payable amounting to $300,000. These shares were valued at a fair market value of $1,200,000 or $8.00 per share and charged to operations.

During the year ended December 31, 2000, the Company issued 109,177 shares of common stock for services rendered. These shares were valued at a fair market value at the date of issuance of $533,177 and charged to operations.

During the year ended December 31, 2000, the Company issued 3,563,162 shares of common stock for the conversion of Series A, B, D and E Convertible Preferred Stock.

On June 29, 2000 the Company issued 89,468 shares of common stock to LTI in order to compensate LTI for the late registration of the 770,085 shares of the Company's Common Stock. LTI agreed to accept the 89,468 shares of the Company's common stock in place of an interest penalty for the period from April 15, 2000 to July 20, 2000. These shares were valued at a fair market value of $212,487 and charged to operations.

Authorized Shares of Common Stock

On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Preferred Stock

Series B Convertible Preferred Stock issuance: From late August 1998 until December 31, 1998, the Company sold 67,192 units in a private placement of securities. Each unit consisted of one share of Series B Preferred Stock (the "Series B Stock") and one warrant to purchase shares of common stock. The purchase price per unit was $32.50. Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to 8% of the per share purchase price. Beginning in February 1999, each share of Series B Stock is convertible into that number of shares of common stock equal to the per unit purchase price divided by 80% of the average closing bid price of the common stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $12.50 nor less than $3.75. The beneficial conversion feature present in the issuance of the Series B Stock as determined on the date of issuance of the Series B Stock totaled $562,392 and was treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series B Stock to the earliest date such shares may be converted. All outstanding shares of Series B Preferred Stock will be automatically converted into common stock on September 23, 2001. During the year ended December 31, 1999, certain Series B stockholders converted 15,560 Series B shares into shares of common stock.

Each warrant issued in connection with the Series B Stock is a five-year callable warrant to purchase common stock at $16.25 per share. The number of shares of common stock for which the warrant in each unit will be exercisable is equal to the number of shares of common stock into which the associated share of Series B Preferred Stock contained in the unit will have been converted. In connection with the offering of the Series B Stock, the Company agreed to use its best efforts to register the shares of common stock underlying the Series B Stock and associated warrants and to pay a penalty if such registration was not effective by February 28, 1999. As a result, the Company incurred a penalty owed to the investors in the offering who have not formally waived this penalty equal to 1% of the purchase price of the units for each of the first two 30-day periods following February 28, 1999 and 3% for every 30-day period thereafter until the registration statement had been declared effective. During 2000 and 1999, the Company has accrued approximately $490,000 in such penalties. During the year ended December 31, 2000, certain Series B stockholders converted 609 Series B shares into 4,327 shares of common stock.

Series C Convertible Preferred Stock issuance: On March 25, 1999, the Company issued 1,600 shares of its Series C Convertible Preferred Stock (the "Series C Stock") to certain accredited investors in a private offering. Sixty days after the issuance of the Series C Stock, each share of Series C Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $12.50 or 80% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series C Stock as determined on the date of issuance of the Series C Stock totaled $522,972 and was treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series C Stock to the earliest date such shares may be converted.

Holders of Series C Stock were entitled to receive dividends at an annual rate of 8% of the per share purchase price payable in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

Additionally, in 1999, the Company issued 75 shares of Series C Stock to the placement agent in return for capital raising services and incurred $96,000 in other capital raising cost with respect to this private offering. In connection with the offering of the Series C Stock, the Company agreed to use its best efforts to register the shares of common stock underlying the Series C Stock and associated warrants and to pay a penalty if such registration was not effective 30 days after their issuance. As a result, the Company incurring a penalty owed to the investors equal to 1% of the purchase price of the shares for the first 30-day periods following April 25, 1999 and 3% for every 30-day period thereafter until the registration statement was declared effective. During 1999, the Company incurred approximately $400,000 in such penalties. In January 2000, the Company exchanged all outstanding Series C Convertible Preferred Stock by issuing Series D Convertible Preferred Stock. In connection with this transfer, all warrants associated with Series C Convertible Preferred Stock were cancelled. In connection with the transfer of Series C Stock to Series D Stock, the Company issued 120,000 shares of common stock and Series C investors waived all claims they may have against the Company for failure to register the Series C stock.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

In addition, in connection with the Series D Stock offering the holders of warrants issued in the Series C offering were issued warrants to purchase 20,000 shares of the Company's common stock in exchange for the warrants issued to them in the Series C offering. Each new warrant issued entitles its holder to purchase the Company's Common Stock at $8.30 per share at any time before the fifth anniversary of the date of issuance of the warrant. In conjunction with the Series D Stock offering, the Company also issued 30,000 shares of common stock to the Placement Agent and new Series D holders and 120,000 shares of Common Stock to the holders of the Series C Stock.

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series D Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series D Stock. This penalty is equal to 2% of the purchase price of the Series D Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The registration statement was declared effective July 24, 2000. During the year ended December 31, 2000, certain Series D shareholders converted 1,162 shares of Series D Stock into 1,850,371 shares of common stock.

Series E Convertible Preferred Stock issuance: On December 30, 1999, the Company issued 2,650 shares of its Series E Convertible Preferred Stock (the "Series E Stock") to certain accredited investors in a private offering. At any time after the issuance of the Series E Stock, each share of Series E Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $5.125 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series E Stock as determined on the date of issuance of the Series E Stock totaled $1,683,453 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series E Stock since such shares may be converted at any time following issuance. In February 2000, as a result of the Series F Convertible Preferred offering (see below), the 75% conversion factor included in the formula described above was changed to 70%. Holders of Series E Stock are entitled to receive dividends at an annual rate of 8% of the per share purchase price. The dividends are payable in either cash or shares of common stock, at the option of the Company. The number of shares of common stock issuable as a dividend payment will equal the total dividend payment then due divided by the conversion price calculated as of the date that the dividend payment is due. During the year ended December 31, 2000, certain Series E shareholders converted 973 shares of Series E Stock into 1,703,876 shares of common stock.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series F Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series F Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series F stockholders have waived all penalties related to the non-registration of these shares.

Issuance of Series G Convertible Preferred Stock: On August 31, 2000, the Company issued 600 shares of its Series G Convertible Preferred Stock (the "Series G Stock") to certain accredited investors in a private offering for proceeds of $600,000. At any time after the issuance of the Series G Stock, each share of Series G Stock is convertible into that number of shares of common stock equal to the stated value of each such share ($1,000) divided by the lesser of $1.62 or 75% of the average of the three lowest closing bid prices of the Common Stock during the 15 trading days immediately preceding the conversion date. The beneficial conversion feature present in the issuance of the Series G Stock as determined on the date of issuance of the Series G Stock totaled $309,092 and is treated as a reduction in earnings available (increase in loss attributable) to common stockholders upon the date of issuance of the Series G Stock since such shares may be converted at any time following issuance. All outstanding shares of Series G Stock will be automatically converted into Common stock on August 1, 2002.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The holders of Series G stock are entitled to receive dividends at an annual rate of 8% of the stated value ($1,000) of the Series G stock, subject to the prior declaration or payment of any dividend to which the holders of the Company's Series A Stock, Series B Stock, Series D Stock, Series E Stock, and Series F stock are entitled. Dividends on shares of the Series G Stock are cumulative, payable in either cash or shares of common stock, at the option of the Company, and are payable only upon conversion of the Series G Stock.

In connection with such offering, the Company also issued warrants to the investors to purchase 62,000 shares of common stock at $1.62 per share and expires on August 31, 2005. A portion of the aggregate proceeds from the Series G Stock offering equal to the $37,500 fair value of these warrants was allocated to additional paid in capital. This fair value was determined by use of a Black-Scholes valuation model, considering the following assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, volatility of 48%, and expected warrant lives of five years.

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series G Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series G Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series G stockholders have waived all penalties related to the non-registration of these shares.

Common stock warrants: During 1999, the Company issued warrants to purchase 22,000 shares of its common stock for $2.19 to $7.50 per share in return for various services received. In addition, the Company issued warrants to purchase its common stock in connection with various acquisitions, borrowings and issuance of notes payable (see Note 7), and issuance of common and preferred stock (as described above). During 2000, the Company issued warrants to purchase 162,000 shares of its common stock for $1.62-$11.00 per share in connection with the issuance of preferred series D, F and G. The following table summarizes the Company's warrants outstanding at December 31, 2000.

               Range of                          Weighted average
            exercise price       Number          exercise price
            ---------------      ----------      --------------

            $     1.80-4.00          68,818      $           2.09
                  5.40-8.30       1,249,696                  7.24
                 9.00-13.00         256,336                 10.44
                16.25-20.63         595,268                 18.38
                                 ----------       ---------------

                                  2,170,118       $         10.51
                                 ==========       ===============


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

At December 31, 2000, the Company has 3,500,000 shares of its common stock reserved for issuance upon the exercise of options granted under the Company's stock option plan.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Stock option activity for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                Number of      Weighted average
                                                 shares         exercise price
                                                ---------      ----------------

          Outstanding at December 31, 1998      1,335,800                  5.68
              Granted                             782,700                 11.31
              Exercised                           (36,600)                 4.27
              Canceled                           (380,400)                 7.30
                                                ---------      ----------------

          Outstanding at December 31, 1999      1,701,500                  6.42
              Granted                           2,481,000                  0.48
              Exercised                          (232,164)                 2.41
              Canceled                         (1,484,186)                 7.30
                                               ----------      ----------------

          Outstanding at December 31, 2000      2,466,150      $            .82
                                                =========      ================

The following table summarizes the Company's stock options outstanding at December 31, 2000:

                          Options outstanding            Options exercisable
                   ---------------------------------   ----------------------
                                Weighted    Weighted                 Weighted
                                 average    average                  average
   Range of                     remaining   exercise                 exercise
exercise price       Number       life       price        Number      price
---------------    ---------    ---------   --------   -----------   --------

$     0.16-0.50     2,351,000     4.95      $  0.16        610,000   $  0.16
           2.50        16,000     0.60         2.50         16,000      2.50
      6.25-7.50        64,378     3.25         7.45         62,939      6.56
     7.65-10.00        35,000     2.50         9.69         35,000      9.23
                    ---------                            ---------

                    2,466,150                              723,939
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

                                               Years Ended December 31,
                                              2000                 1999
                                        ----------------    -----------------

    Net loss:
     As reported                        $   (12,086,196)     $   (38,897,293)
     Pro forma                              (12,615,636)         (39,620,293)

    Diluted loss per common share:
     As reported                        $             ()     $        (9.763)
     Pro forma                                        ()              (9.932)

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

The per share weighted average fair value of stock options granted during 2000 and 1999 was $.25 and $8.70, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                  Years Ended December 31,
                                                 2000                 1999
                                                ------               ------

     Expected dividend yield                       0%                   0%
     Risk-free interest rate                     5.5%                 5.5%
     Annualized volatility                       158%                 112%
     Expected life, in years                       5                    5


NOTE 9 - INCOME TAXES

At December 31, 2000, the Company had a net operating loss carryforward of approximately $50 million. The net operating loss carryforward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. Current and future equity transactions could further limit the net operating losses available in any one year.

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 are shown as follows:


   Deferred tax assets:
    Write-downs of intangible assets     $    1,900,000
    Allowance for doubtful accounts              40,000
    Net operating loss carryforward           8,970,000
                                         --------------
                                             10,910,000
   Less valuation allowance                 (10,910,000)
                                         --------------
                                         $           --
                                         ==============


The total deferred tax assets indicated above do not include approximately a $5 million deferred tax asset attributable to discontinued operations. Additionally, the valuation allowance indicated above does not include a valuation allowance of $5 million attributable to discontinued operations used to completely offset the deferred tax asset attributable to discontinued operations.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 9 - INCOME TAXES (CONTINUED)

For the years ended December 31, 2000 and 1999, there was no income tax provision.

The income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% as a result of the following:

                                               Years Ended December 31,
                                               2000              1999
                                         --------------     --------------

    Expense (benefit) at statutory rate  $  (3,405,148)     $  (4,867,461)
    State income tax expense (benefit),
     net of federal                           (400,606)          (572,643)
    Change in valuation allowance            3,004,542          5,431,691
    Other                                           --              8,413
                                         -------------      -------------
        Actual tax expense (benefit)     $          --      $          --
                                         =============      =============


NOTE 10 - OPERATING LEASES

The Company has two operating leases for office space. The rental payments under these leases are charged to expense as incurred. These leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the lease. Lease expense in 2000 and 1999 was approximately $264,200 and $264,200, respectively. Future minimum lease payments under these noncancellable operating lease are approximately $390,280, $31,740, $31,740, and $10,580 for the years 2001, 2002, 2003, and 2004, respectively.

NOTE 11 - LITIGATION

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

The Company was named as a defendant is various lawsuits due to non-payment of vendor invoices. The Company is currently trying to negotiate settlements with these vendors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         KPMG LLP was previously the principal accountants for the Company. On November 2, 2000, that firm resigned as principal accountants. The Company's Board of Directors approved the decision to change accountants.

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

                  Certain matters involving internal control and its operation that KPMG LLP considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants were communicated by KPMG LLP to the Audit Committee of the Company's Board of Directors on June 14, 1999, December 9, 1999 and August 3, 2000. These matters on internal control included (1) controls over revenue recognition related to client acceptance provisions, (2) controls over capitalization of software development costs and (3) the volume of audit adjustments. Management has authorized KPMG LLP to respond fully to inquiries of the successor accountant concerning these matters.


         The audit reports of KPMG LLP on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 1998 and 1999 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles except as follows:

                  KPMG LLP's auditors' report on the consolidated financial statements of the Company and subsidiaries as of and for the years ended December 31, 1998 and 1999 contained a separate paragraph stating that "the Company has losses from operations and has a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern." Management's plans in regard to these matters were also described in Note 2 to these consolidated financial statements. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.


         In connection with its reorganization, the Company on March 10, 2001 engaged Feldman, Sherb & Company, P.C. as its independent accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors, executive officers and significant employees of the Company are as follows:

Name                      Age    Position
----                      ---    --------

Dale Ragan                56     Chief Executive Officer, Chairman of the Board,
                                 and Director
William A. Erhart         49     Director
Sue Korsgarden            40     Chief Accounting Officer

         DALE RAGAN. Mr. Ragan has served as the Company's Chief Executive Officer and a director since January 12, 2001, pursuant to an agreement between the Company and Wild Cat Management, Inc., of which Mr. Ragan is President. Mr. Ragan has been a long time investor in the Company and brings with him over 25 years of management experience in the private sector, as well as his experience as a venture capitalist specializing in small cap public companies. One of the companies he co-founded was listed in Inc. Magazine in 1988 as twenty-fifth out of the top 100 fastest growing privately owned companies in the United States. His company had grown over 6000% in five years.

         WILLIAM A. ERHART. Mr. Erhart has served as a director of the Company since January 12, 2001. He attended the University of Minnesota and received a BS degree with distinction in 1973, then attended the William Mitchell College of Law and received his Juris Doctor Degree. He was admitted to the Minnesota Bar in 1978 and to the U.S. District Court of Minnesota in 1980. Mr. Erhart has litigated cases both within and outside of Minnesota. Mr. Erhart serves as general outside counsel for Alpine Industries, Inc., a Tennessee corporation, that is involved in a significant amount of litigation, government compliance, and corporate matters throughout the United States and internationally. Mr. Erhart was recently appointed general counsel for the Company. He has represented a variety of clients from individuals and small businesses, to corporations with the largest having annual sales in excess of $200,000,000. Mr. Erhart has litigated with the Federal Trade Commission and attorney general offices. He has also had substantial experience prosecuting and defending false advertising and defamation cases brought under the Lanham Act and under individual state laws. Mr. Erhart also has a broad experience in general business litigation, personal injury, products liability, medical malpractice, real estate, probate, corporate, and general practice. He has taught classes at Anoka Ramsey Community College as well as being a speaker at the Minnesota Trial Lawyers Association. Most recently, Governor Ventura appointed Mr. Erhart for a four-year term to the Metropolitan Airports Commission.

         SUE KORSGARDEN. Ms. Korsgarden has served as the Company's Chief Accounting Officer since March 5, 2001. She has a background in Business Management, Accounting and Credit Management and previously worked for a roofing distributor, A.H. Bennett Company, for ten years in Management.

         Prior to February 19, 1999, the Board did not have any standing audit, compensation, stock option or nominating committees. On February 19, 1999, the Board established an Audit Committee and a Compensation Committee. The Company has since ceased using its Audit and Compensation Committees.

         The Company at present does not pay any director's fees. The Company may reimburse its outside directors for expenses actually incurred in attending meetings of the Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

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

         Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this Proxy Statement any failure to file such reports. Based solely on its review of the copies of such reports received by it or by written representations from certain reporting persons, the Company believes that no Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table provides the cash compensation awarded to or earned by the chief executive officer and any executive officer who earned in excess of $100,000 during the year ended December 31, 2000. No other executive officer of the Company earned salary and bonus in excess of $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation
                                           -------------------

Name and Principal Position         Year         Salary         Bonus
---------------------------         ----         ------         -----

Trent Wong, Chief Executive         2000        $167,809         --
  Officer (1)
                                    1999         121,000         --

David H. McCaffrey (2)              2000          41,000         --
                                    1999         103,500         --
                                    1998          90,000         --

-----------------------
(1) Mr. Wong served as Chief Executive Officer from November 8, 1999 until January 12, 2001.
(2) Mr. McCaffrey served as Chief Executive Officer from January 4, 1995 to November 8, 1999.

EMPLOYMENT AGREEMENTS.

On November 8, 2000, the Company's Board of Directors approved Wild Cat Management, Inc. to be brought in to assist as an advisor to the Board, and in the following January the Board approved Wild Cat, through its president Mr. Dale Ragan, as CEO of the Company. On December 20, 2000, the Company entered into a Stock Option Agreement with Wild Cat wherein Wild Cat agrees to provide services to fulfill the functions of CEO and/or Chairman of the Board until the earlier of two years or a change in control of the Company (as defined in the Stock Option Agreement). Wild Cat accepted terms of this agreement subject to the following, current board would resign along with the CEO, also subject to an agreement being reached with the series E, F & G preferred that included restructuring their original agreement that would be satisfactory to Wild Cat Management. Wild Cat will receive $1 salary over the term of the agreement. Additionally, as compensation for services rendered since approximately November 1, 2000 and continuing into the future, Wild Cat will accept stock options to purchase common stock at $0.16 per share, in the amount of 500,000 options upon signing, 750,000 on June 20, 2001, and 750,000 options on December 20, 2001. All options are five-year options. The agreement does not confer upon Wild Cat any right with respect to continued employment, nor does it interfere in any way with the right of the Company to terminate such employment at any time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company's capital stock, as of December 31, 2000, by (1) each person known to the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (2) each of the Company's directors,
(3) each of the Company's named executive officers and (4) the directors and executive officers of the Company as a group.

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

                          Common Stock Beneficially                             Preferred Stock Beneficially Owned
                                    Owned                                       ----------------------------------
                                    -----
                                                        Number of       Percentage of         Number of        Percentage of
                          Number of   Percentage of     Shares of    Shares of Series A   Shares of Series   Shares of Series
Name and Address (1)       Shares        Shares      Series A Stock        Stock               B Stock            B Stock
--------------------       ------        ------      --------------        -----               -------            -------
Trent Wong(2)                --              --            --                --                   --                 --
David H. McCaffrey(2)      290,000          2.9            --                --                   --                 --
John Haugo(2)                --              --            --                --                   --                 --
James Geiser(2)              --              --            --                --                   --                 --
James G. Watson(2)           --              --            --                --                   --                 --
William Howdon(2)            --              --            --                --                   --                 --

Liviakis Financial
   Communications,         628,000          6.2            --                --                   --                 --
   Inc.(3)
Assanzon Development
   Corp.(4)                947,909          9.4            --                --                   --                 --
Cede & Co. H
   The Depository         4,517,434        44.9            --                --                   --                 --
   Trust Company(5)
Donald Fraser                (6)            (6)          26,670             41.7                  --                 --
James Lehr                   (6)            (6)          10,670             16.7                  --                 --
Donald Hagen                 (6)            (6)           5,335              8.3                  --                 --
Henry Mlekoday               (6)            (6)           6,670             10.4                  --                 --
Douglas Swanson              (6)            (6)           6,670             10.4                  --                 --
Aaron Boxer Rev Trust
   u/a dtd 8/1/89            (6)            (6)            --                --                 3,446               6.8
Industricorp & Co. FBO
   1561000091                (6)            (6)            --                --                 5,000               9.8
John O. Hanson               (6)            (6)            --                --                 6,150              12.1
Crow 1999 CRUT               (6)            (6)            --                --                 3,385               6.6
Amro International S.
   A. Ultra Finance(7)     555,197(6)       5.5(6)         --                --                   --                 --
Esquire Trade &
   Finance Inc.              (6)            (6)            --                --                   --                 --
Austinvest Anstalt
   Balzers                   (6)            (6)                                                   --                 --
Garros Ltd.                  (6)            (6)                                                   --                 --
Intercoastal Financial
   Corp.                     (6)            (6)            --                --                   --                 --
Greenfield Capital
   Partners                  (6)            (6)            --                --                   --                 --
Nash, LLC                    (6)            (6)            --                --                   --                 --
RBB Bank
   Aktiengeselischaft        (6)            (6)            --                --                   --                 --
All officers and
   directors as a group    290,000          2.9            --                --                   --                 --
   (6 persons)

                                                     Preferred Stock Beneficially Owned
                                                     ----------------------------------
                          Number of
                          Shares of     Percentage     Number of       Percentage of       Number of      Percentage of
                           Series D    of Shares of    Shares of         Shares of         Shares of        Shares of
Name and Address (1)        Stock        Series D    Series E Stock    Series E Stock    Series F Stock   Series F Stock
--------------------        -----        --------    --------------    --------------    --------------   --------------
Trent Wong (2)               --              --            --                --                --               --
David H. McCaffrey (2)       --              --            --                --                --               --
John Haugo (2)               --              --            --                --                --               --
James Geiser (2)             --              --            --                --                --               --
James G. Watson (2)          --              --            --                --                --               --
Wiliam Howdon (2)            --              --            --                --                --               --
Donald Fraser                --              --            --                --                --               --
James Lehr                   --              --            --                --                --               --
Donald Hagen                 --              --            --                --                --               --
Henry Mlekoday               --              --            --                --                --               --
Douglas Swanson              --              --            --                --                --               --
Aaron Boxer Rev Trust        --              --            --                --                --               --
   u/a dtd 8/1/89
Industricorp & Co. FBO       --              --            --                --                --               --
   1561000091
John O. Hanson               --              --            --                --                --               --
Crow 1999 CRUT               --              --            --                --                --               --
Amro International           200            12.8           --                --                --               --
Esquire Trade & Finance
   Inc.                      444            28.4           --                --                --               --
Austinvest Anstalt
   Balzers                   444            28.4           --                --                --               --
Garros Ltd.                  350            22.4           --                --                --               --
Intercoastal Financial
   Corp.                     125             8.0           --                --                --               --
Greenfield Capital                                                                             --               --
   Partners                  --              --            100               5.9

Nash, LLC                    --              --          1,557             91.5                --               --
RBB Bank
   Aktiengeselischaft        --              --            --               --               2,000            100.0
All officers and directors
    as a group (6 persons)   --              --            --               --                 --               --


                                                          Preferred Stock Beneficially Owned
                                                          ----------------------------------
Name and Address (1)                  Number of Shares of Series G Stock       Percentage of Shares of Series G Stock
--------------------                  ----------------------------------       --------------------------------------
Trent Wong (2)                                       --                                          --
David H. McCaffrey (2)                               --                                          --
John Haugo (2)                                       --                                          --
James Geiser (2)                                     --                                          --
James G. Watson (2)                                  --                                          --
William Howdon (2)                                   --                                          --
Donald Fraser                                        --                                          --
James Lehr                                           --                                          --
Donald Hagen                                         --                                          --
Henry Mlekoday                                       --                                          --
Douglas Swanson                                      --                                          --
Aaron Boxer Rev Trust u/a dtd 8/1/89                 --                                          --
Industricorp & Co. FBO 1561000091                    --                                          --
John O. Hanson                                       --                                          --
Crow 1999 CRUT                                       --                                          --
Amro International                                   --                                          --
Esquire Trade & Finance Inc.                         --                                          --
Austinvest Anstalt Balzers                           --                                          --
Garros Ltd.                                          --                                          --
Intercoastal Financial Corp.                         --                                          --
Greenfield Capital Partners                          --                                          --
Nash, LLC                                            600                                       100.00
RBB Bank Aktiengeselischaft                          --                                          --
All officers and directors as a group (6 persons)    --                                          --

------------------
* Less than 1%.

(1) Unless otherwise indicated, the address of each of the above is c/o 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420.
(2)     Denotes directors and executive officers as of December 31, 2000.
(3) The address of Liviakis Financial Communications Inc. is 495 Miller Avenue, 3rd Floor, Mill Valley, California 94941.
(4) The address of Assanzon Development Corp. is 3501 Bamboo Grove, 76 Kennedy Road, Midlevels, Hong Kong.
(5) The address of Cede & Co. H, The Depository Trust Company, is P.O. Box 20, Bowling Green Station, New York, New York 10274-0020.
(6) The Company has reached an agreement with all preferred shareholders under which such shareholders agree that their shares of preferred stock are nonconvertible until such time as the Company holds a shareholder meeting to increase the number of the Company's authorized shares. The Company expects this agreement to be finalized within thirty days of the filing of this annual report on Form 10-KSB.
(7) The address of Amro International S.A. Ultra Finance is Grossmuenster Platz #6, Zurich CHB022, Switzerland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK OPTION AGREEMENT WITH WILD CAT MANAGEMENT, INC.

         See "Employment Agreements," above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits.

Exhibit

Number    Description of Exhibit
------    ----------------------

2 Agreement and Plan of Merger dated March 5, 1999, among the Company, Global MAINTECH, Inc. ("GMI"), BHT Acquisition, Inc., and Breece Hill Technologies, Inc. (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1998).

3.1 Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-34894)).

3.2 Third Restated Articles of Incorporation of the Company, as amended (filed herewith).

4.1 Form of Certificate of the Company Series A convertible Preferred Stock (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994 (File No. 0-14692)).

4.2 Form of Certificate of the Company's Common Stock following change of corporate name (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692)).

4.3 Form of Preferred Stock and Warrant Purchase Agreement, including Registration Rights exhibit thereto, relating to sale of Series B Convertible Preferred Stock and Callable Common Stock Warrants during the fourth quarter of 1998 (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

4.4 Common Stock and Series B Preferred Stock Purchase Agreement dated as of February 3, 2000 by and among the Company, GMI, Tandberg Date ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital, and Cruttenden Roth (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2000).

4.5 Form of Certificate of the Company's Series B Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

4.6 Form of Series D Convertible Preferred Stock Purchase Agreement, including Registration Rights Agreement and Common Stock Purchase Warrant attached as exhibits thereto (incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.7 Form of Certificate of the Company's Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.8 Form of Securities Purchase Agreement for Series E Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Warrant attached as exhibits thereto (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.9 Form of Certificate of the Company's Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.10 Form of Securities Purchase Agreement for Series F Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Agreement (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1999).

4.11 Form of Certificate of the Company's Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.12 Form of Securities Purchase Agreement for Series G Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Agreement (filed herewith).

4.13 Form of Certificate of the Company's Series G convertible Preferred Stock (filed herewith).

10.1 Global MAINTECH Corporation 1989 Stock Option Plan (incorporated by reference to Exhibit 28 to the Company's Registration Statement on Form S-8 (File No. 33-33576)).*

10.2 Amendments No. 1 and 2, dated October 17, 1991 and April 24, 1992, respectively, to the Company's 1989 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 (File No. 0-14692)).*

10.3 Amendment No. 3, dated May 15, 1995, to the Company's 1989 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692)).*

10.4 License and Asset Purchase Agreement between IGI and the Company dated February 27, 1998 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.5 Asset Purchase Agreement, dated November 1, 1998, by and among GMI, the Company, SinglePoint Systems, Inc. and Enterprise Solutions, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 23, 1998).

10.6 Sublease Agreement, dated April 18, 2001, by and between Global MAINTECH Corporation and Minnesota News Service, Inc. (filed herewith).

10.7 Extension of Lease, dated July 23, 1999, by and between Pleasant Hill Industrial Park Associates and Lavenir Technology, Inc. (filed herewith).

10.8 Separation Agreement and General Release, dated August 4, 2000, by and between the Company and James Geiser (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).*

10.9 Rescission and Settlement Agreement, dated December 20, 2000, by and among Singlepoint Systems Corporation (now Global MAINTECH Corporation), Global MAINTECH, Inc. (formerly a wholly-owned subsidiary of Singlepoint Systems Corporation), Singlepoint Systems, Inc. (a wholly-owned subsidiary of Global MAINTECH, Inc.), Enterprise Solutions Inc., Stewart Trent Wong, and Desi Dos Santos (filed herewith).

10.10 Stock Option Agreement with Wild Cat Management, Inc. (through its President Dale Ragan), dated December 20, 2000 (filed herewith).

10.11 Stock Option Agreement with William Erhart dated December 20, 2000 (filed herewith).

16 Consent of KPMG LLP (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2000).

21 Subsidiaries of the Company (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

23        Consent of Feldman, Sherb and Company, P.C. (filed herewith).

99        Cautionary Statement (filed herewith).

-----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.

(b) Reports on Form 8-K

         A Current Report on Form 8-K was filed on November 9, 2000, reporting the following items:

         Item 4. Change in Registrant's Certifying Accountant. The resignation of KPMG LLP as principal accountants for the Company, effective November 2, 2000, was reported.

         Item 5. Other Events. The resignation of Dorsey & Whitney LLP as the principal legal counsel for the Company, as of November 2, 2000, was reported. The resignation of Charles A. Smart as Chief Financial Officer, Treasurer and Secretary was reported. The delay of both the filing of the Company's Quarterly Report on Form 10-QSB, originally scheduled for November 14, 2000, and its Annual Meeting, originally scheduled for November 27, 2000, was reported.

         Item 7. Financial Statements. A letter from KPMG LLP to the SEC dated November 9, 2000 announcing its resignation as principal accountants for the Company was provided as an exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global MAINTECH Corporation


Dated: June __, 2001                    By
                                           -------------------------------------
                                               Dale Ragan
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature            Title                                 Date
         ---------            -----                                 ----


                              Chief Executive Officer (PRINCIPAL    June _, 2001
--------------------------    EXECUTIVE OFFICER)
Dale Ragan


                              Chief Accounting Officer              June _, 2001
--------------------------    (PRINCIPAL FINANCIAL OFFICER AND
Sue Korsgarden                PRINCIPAL ACCOUNTING OFFICER)


/s/ William A. Erhart         Director                              June 5, 2001
--------------------------
William A. Erhart

                                INDEX TO EXHIBITS

Description of Exhibit                                            Exhibit Number
----------------------                                            --------------

Third Restated Articles of Incorporation of the Company,                3.2
as amended.

Form of Securities Purchase Agreement for Series G Convertible         4.12
Preferred Stock, including Registration Rights Agreement and
Common Stock Purchase Agreement.

Form of Certificate of the Company's Series G convertible              4.13
Preferred Stock.

Sublease Agreement, dated April 18, 2001, by and between               10.6
Global MAINTECH Corporation and Minnesota News Service, Inc.

Extension of Lease, dated July 23, 1999, by and between                10.7
Pleasant Hill Industrial Park Associates and Lavenir
Technology, Inc.

Rescission and Settlement Agreement, dated December 20, 2000,          10.9
by and among Singlepoint Systems Corporation (now Global
MAINTECH Corporation), Global MAINTECH, Inc. (formerly a wholly-owned subsidiary of Singlepoint Systems Corporation), Singlepoint Systems, Inc. (a wholly-owned subsidiary of Global
MAINTECH, Inc.), Enterprise Solutions Inc., Stewart Trent Wong, and Desi Dos Santos.

Stock Option Agreement with Wild Cat Management, Inc. (through        10.10
its President Dale Ragan), dated December 20, 2000

Stock Option Agreement with William Erhart dated December             10.11
20, 2000

Consent of Feldman, Sherb and Company, P.C.                              23

Cautionary Statement                                                     99