Form 10QSB
period 2001-03-31
SINGLEPOINT SYSTEMS CORP
filed 2001-06-14
CIK 783738

United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       March 31, 2001
Commission file number:             0-14692



                           Global MAINTECH Corporation
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-1703940
(State or other jurisdiction of               (I.R.S. Employerincorporation or
organization)                                        Identification No.)




                        7836 Second Avenue South, Suite 1
                              Bloomington. MN 55420
               (Address of principal executive offices) (Zip code)

                                 (952) 887-0092
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   x     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of May 1, 2001, 10,052,155 shares of common stock, no par value per share.

                  Global MAINTECH Corporation and Subsidiaries
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2001
                                      INDEX




                                                                           Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited) - March 31, 2001................3-4

      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000...........5

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2001 and 2000...........6

      Notes to Consolidated Financial Statements.............................. 7

      Item 2 - Management's Discussion and Analysis or Plan of
                  Operations................................................8-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................10

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 6 - Exhibits and Reports on Form 8-K...............................10

      Signatures..............................................................11

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2001




                                    ASSETS

CURRENT ASSETS:
 Cash                                                              $     60,056
 Accounts receivable, net                                               679,320
 Note receivable                                                        164,000
 Inventories                                                            428,914
 Prepaid expenses and other                                              72,454
                                                                   -------------
   Total current assets                                               1,404,744

Property and equipment, net                                             116,025
Leased Equipment, net                                                    27,507
Intangibles assets, net                                                  36,334
                                                                   -------------
      Total assets                                                 $  1,584,610
                                                                   =============
















                See accompanying notes to financial statements
                                      -3-

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                March 31, 2001



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                $   2,390,571
  Current portion of  notes payable                                       2,210
  Accrued liabilities, compensation and payroll taxes                 1,747,334
  Accrued interest and penalties                                        490,045
  Accrued dividends                                                     859,080
  Deferred revenue                                                      546,223
  Net liabilities of discontinued operation                           4,489,000
                                                                   -------------
      Total current liabilities                                      10,524,463

  Notes payable, less current portion                                    10,261
                                                                   -------------
      Total liabilities                                              10,534,724

STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock - Series A, no
   par value; 887,980 shares authorized; 63,956 shares
   issued and outstanding; total liquidation preference
   of outstanding  shares-$32,586                                        30,012
 Voting, convertible preferred stock - Series B, no
   par value; 123,077 shares authorized; 51,023 shares
   issued and outstanding total liquidation preference
   of outstanding shares-$1,678,040                                   1,658,270
 Convertible preferred stock - Series C, no par value;
   1,675 shares authorized; 0 shares issued and outstanding;
   total liquidation preference of outstanding shares - $0                    -
 Convertible preferred stock - Series D, no par value;
   2,775 shares authorized; 1,563 shares issued and
   outstanding total liquidation preference of outstanding
   shares-$1,563,000                                                  1,080,252
 Convertible preferred stock - Series E, no par value;
     2,675 shares authorized; 1,702 shares issued and
     outstanding total liquidation preference of outstanding
     -$1,702,000                                                      1,352,775
 Convertible preferred stock - Series F, no par value;
     2,000 shares authorized; 2,000 shares issued and outstanding
     total liquidation preference of outstanding-$2,000,000           1,373,475
 Convertible preferred stock - Series G, no par value;
     1,000 shares authorized; 600 shares issued and outstanding
     total liquidation preference of outstanding shares-$600,000        562,500
 Common stock, no par value; 18,500,000 shares authorized;
  10,052,155 shares issued and outstanding                                    -
 Additional paid-in-capital                                          40,595,613
 Accumulated deficit                                                (55,603,011)
                                                                   -------------
   Total stockholders' deficit                                       (8,950,114)
                                                                   -------------
   Total liabilities and stockholders' deficit                     $  1,584,610
                                                                   =============

                See accompanying notes to financial statements
                                      -4-

                   GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months Ended March 31,
                                                                 ------------------------------------
                                                                      2001                2000
                                                                 ------------------------------------
Net sales:
  Systems                                                        $       350,868   $         312,067
  Maintenance, consulting and other                                      925,792             656,642
                                                                 ----------------  ------------------
         Total net sales                                               1,276,660             968,709
                                                                 ----------------  ------------------
Cost of sales:
  Systems                                                                194,689             162,863
  Maintenance, consulting and other                                            -              28,282
                                                                 ----------------  ------------------
         Total cost of sales                                             194,689             191,145
                                                                 ----------------  ------------------
         Gross profit                                                  1,081,971             777,564
                                                                 ----------------  ------------------
Operating expenses:
  Selling, general and administrative                                  1,030,909           2,146,000
  Other operating expenses                                                     -           2,225,000
                                                                 ----------------  ------------------
         Total operating expenses                                      1,030,909           4,371,000
                                                                 ----------------  ------------------
         Income (loss) from operations                                    51,062          (3,593,436)
                                                                 ----------------  ------------------
Other income (expense):
  Interest and penalty expense                                            (1,302)           (239,093)
  Interest income                                                              -                 966
                                                                 ----------------  ------------------
         Total other income (expense), net                                (1,302)           (238,127)
                                                                 ----------------  ------------------
Income (loss) from continuing operations                                  49,760          (3,831,563)

Discontinued operations:
  Income (loss) from discontinued operations; net of tax                  63,231          (2,535,614)
                                                                 ----------------  ------------------
           Net income (loss)                                             112,991          (6,367,177)

Accrual of cumulative dividends on preferred stock                      (149,900)           (135,917)
Attribution of beneficial conversion feature of preferred stock                -          (3,466,797)
                                                                 ----------------  ------------------
Net loss attributable to common stockholders                     $       (36,909)  $      (9,969,891)
                                                                 ================  ==================
Basic and diluted loss per common share:
  Income (loss) from continuing operations                       $         (0.01)  $           (1.29)
  Income (loss) from discontinued operations                                0.01               (0.44)
                                                                 ----------------  ------------------
  Net loss                                                       $         (0.00)  $           (1.74)
                                                                 ================  ==================
Shares used in calculations:
  Basic and diluted                                                   10,052,155           5,741,384
                                                                 ================  ==================


          See accompanying notes to consolidated financial statements.
                                       -5-

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Three Months Ended March 31,
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                            -------------------  ------------------
Cash flows from operating activities:

Income (loss) from continuing operations                                    $           49,760   $      (3,831,563)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by
          (used in) operating activities:
    Stock, options, and warrants issued for services and payment
          of interest                                                                        -              31,725
    Depreciation and amortization                                                       53,599             107,500
    Amortization of purchased technologies and other intangibles                             -             257,543
    Loss on purchase technology write off                                                    -           1,800,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                           (232,067)             64,606
        Inventories                                                                    (65,046)            (86,477)
        Prepaid expenses and other                                                       6,780             (10,906)
        Accounts payable                                                                39,414            (351,050)
        Accrued liabilities, compensation and payroll taxes                             90,836             115,190
        Accrued interest and penalties                                                      45             (34,807)
        Deferred revenue                                                                37,190             109,475
                                                                            -------------------  ------------------
    Cash used in continuing operating activities                                       (19,489)         (1,828,764)
                                                                            -------------------  ------------------
Income (loss) from discontinued operations                                              63,231          (2,535,614)
  Adjustments to reconcile income (loss) from discontinued
          operations to net cash provided by (used in)
          discontinued activities:
    Net decrease in net liabilities of discontinued operations                               -          (2,473,597)
                                                                            -------------------  ------------------
    Cash provided by (used in) discontinued operating activities                        63,231          (5,009,211)
                                                                            -------------------  ------------------

    Cash provided by (used in) operating activities                                    43,742           (6,837,975)
                                                                            -------------------  ------------------
Cash flows from investing activities:
  Purchase of property and equipment                                                   (17,398)            (82,127)
  Investment in other intangibles                                                            -             (25,651)
  Increase in note receivable                                                                -             (270,025)
                                                                            -------------------  ------------------
   Cash used by investing activities                                                   (17,398)           (377,803)
                                                                            -------------------  ------------------
Cash flows from financing activities:
 Proceeds from note receivable                                                               -             109,500
 Proceeds from issuance of common stock                                                      -             505,799
 Net proceeds from issuance of preferred stock                                               -           2,369,725
 Proceeds from long-term debt                                                                -           3,405,944
 Payments of long-term debt                                                             (2,040)                  -
                                                                            -------------------  ------------------
     Cash provided by (used in) financing activities                                    (2,040)          6,390,968
                                                                            -------------------  ------------------
     Net increase (decrease) in cash                                                    24,304            (824,810)

     Cash and cash equivalents at beginning of period                                   35,752           2,124,130
                                                                            -------------------  ------------------
     Cash and cash equivalents at end of period                             $           60,056   $       1,299,320
                                                                            ===================  ==================

          See accompanying notes to consolidated financial statements.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the activities of Global MAINTECH Corporation and its wholly-owned subsidiaries (the "Company"). The Company, through its subsidiaries, Global MAINTECH, Inc. ("GMI") and Lavenir Technology, Inc. ("Lavenir"), supplies world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2000 appearing in our most recent annual report on Form 10-KSB. Certain reclassifications have been made to the March 31, 2000 amounts to conform to the current presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

The financial statements in this report conform to generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

NOTE 2- INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provides professional services to help our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. One of our subsidiaries produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

Our second subsidiary, Lavenir Technology, is a global leader in the printed circuit board industry. For over fifteen years, Lavenir has been providing innovative CAM and TEST software and state of the art raster photoplotters. Printed circuit board manufacturers worldwide rely on technology and products developed by Lavenir to automate the board manufacturing process.

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the three months ended March 31, 2001 and 2000.

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales from continuing operations for the three months ended March 31, 2001 were $1,276,660 compared to net sales of $968,709 for the three months ended March 31, 2000. Systems sales were $350,868 in 2001 compared to $312,067 in 2000. The increase in systems sales in 2001 was primarily due to increased marketing efforts for our VCC system. For the three months ended March 31, 2001 and 2000, maintenance, consulting fees, and other revenues were $925,792 and $656,642, respectively. The increase in maintenance fees in 2001 is related to the sale of new systems. Our consulting fee revenues increased minimally.
Additionally, other revenues, which primarily include software product sales, increased over 2000 due to increased sales at our Lavenir subsidiary.

Cost of sales as a percentage of sales decreased to 15% for the three months ended March 31, 2001 from 20% in the prior period. This decrease is primarily related to a decrease in materials costs and labor costs due to the reduction of head count. Gross margin from continuing operations for the three months ended March 31, 2001 was 85% compared to 80% for the three months ended March 31, 2000.

Selling, general and administrative costs from continuing operations for the three months ended March 31, 2001 were $1,030,909 compared to $2,146,000 for the three months ended March 31, 2000. The decrease of $1,115,091 is related primarily to decreases in payroll and payroll related expenses of $242,398, the elimination of amortization of purchase technology of approximately $250,000, the decrease in profession and technical expenses of approximately $364,000 due to the elimination of contract labor positions and a reduction in legal and accounting expenses that resulted from the divestitures and earn outs of business units that occurred in 2000.

Other operating expenses of $2,225,000 for the three months ended March 31, 2000 consisted of the write-off of purchased technology of $1,800,000 and expense incurred from the settlement of a patent dispute of $425,000. We did not incur any of these expenses during the three months ended March 31, 2001.

Other expenses of $1,302 for the three months ended March 31, 2001consisted of interest and penalty expense compared to $238,127 in 2000. Interest and penalties expense decreased in 2001. During the three months ended March 31, 2000, we incurred interest and penalty expenses due to the issuance of common stock in exchange for the reduction of debt and penalties related to the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had negative working capital of $9,117,719 compared to negative working capital of $9,542,467 as of March 31, 2000. The decrease in negative working capital is related primarily to the rescission of asset purchase agreements entered into during fiscal 2000. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

Net cash provided by operating  activities  for the three months ended March 31,
2001 was $43,742 compared to $6,837,975 used by such activities during the three-month period ended March 31, 2000. The major adjustments to reconcile the 2000 net loss of $3,831,563 to the net cash used in operating activities were the loss from discontinued operations of $2,535,614 and the net change in net liabilities from discontinued operations of $2,473,597. Additionally, in 2000, we had a write down of purchased technology of $1,800,000, issued equity instruments for services of $31,725, and had amortization of purchased technology of $257,543.

Cash used by investing activities for the three months ended March 31, 2001 was $17,398 from the purchases of property and equipment. Cash used by investing activities during the three months ended March 31, 2000 was $377,803 and reflects purchases of property and equipment of $82,127, investment in other intangibles of $ $25,651 and an increase in notes receivable of $270,025.

Net cash used in financing activities for the three months ended March 31, 2001 was $2,040 attributable to the payment of long-term debt. Net cash provided by financing activities for the three months ended March 31, 2000 was $6,390,968. This reflects gross proceeds before expenses from the issuance of preferred stock of $2,369,725. Cash was also provided by the issuance of common stock amounting to $505,799 primarily from the sale of stock through a private placement, and proceeds from long-term debt of $3,405,944.

Presently, with the divestiture of substantially all of our subsidiaries and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement of other liabilities related to our discontinued operations. Additionally, we have restructured our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force. We believe that our working capital will improve as our profitability improves and we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs implemented during the first quarter of 2001. Nevertheless, we can provide no assurance as to its future profitability, access to the capital markets nor the completion of its projected asset and business sales.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our report of Form 10-KSB for the year ended December 31, 2000.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) None

     (b) Reports on Form 8-K

During the calendar quarter ended March 31, 2001 and subsequently, we filed the following reports on Form 8-K with the Commission:

                                                       Financial
              Items Reported          Date Filed       Statements Included
                   2                  01/16/01              None
                   5                  03/07/01              None
                   4                  04/12/01              None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Global MAINTECH Corporation


Dated:   June 14, 2001                      By:      /s/Dale Ragan
                                                     ---------------------------
                                                     Dale Ragan, Chief Executive
                                                     Officer and President

Dated:   June 14, 2001                      By:      /s/Sue Korgarden
                                                     ---------------------------
                                                     Sue Korsgarden, Chief
                                                     Accounting Officer

Dated:   June 14, 2001                      By:      /s/William A. Erhart
                                                     ---------------------------
                                                     William A. Erhart, Director