Form 10QSB
period 2001-06-30
GLOBAL MAINTECH CORP /MN/
filed 2001-08-13
CIK 783738

Washington D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               June 30, 2001
Commission file number:                     0-14692



                           Global MAINTECH Corporation
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-1703940
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)



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

                                     Yes   x     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of July 1, 2001, 10,052,155 shares of common stock, no par value per share.

                  Global MAINTECH Corporation and Subsidiaries
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2001
                                      INDEX




                                                                            Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited) - June 30, 2001.................3-4

      Consolidated Statements of Operations (Unaudited)
                  For the Six and Three Months Ended June 30, 2001 and 2000....5

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2001 and 2000..............6

      Notes to Consolidated Financial Statements...............................7

      Item 2 - Management's Discussion and Analysis or Plan of Operations...8-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................10

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 6 - Exhibits and Reports on Form 8-K...............................10

      Signatures..............................................................11

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2001




                                    ASSETS

CURRENT ASSETS:
 Cash                                                               $    75,024
 Accounts receivable, net                                               843,411
 Note receivable                                                        164,000
 Inventories                                                            495,954
 Prepaid expenses and other                                              59,742
                                                                    ------------

   Total current assets                                               1,638,131

Property and equipment, net                                             110,867
Intangibles assets, net                                                  30,686
                                                                    ------------

      Total assets                                                  $ 1,779,684
                                                                    ============










         See accompanying notes to consolidated financial statements.

                 GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2001


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $ 2,439,508
  Current portion of  notes payable                                       1,082
  Accrued liabilities, compensation and payroll taxes                 1,735,806
  Accrued interest and penalties                                        490,157
  Accrued dividends                                                   1,010,645
  Deferred revenue                                                      642,441
  Net liabilities of discontinued operation                           4,489,000
                                                                    ------------

      Total current liabilities                                      10,808,639

  Notes payable, less current portion                                     8,825
                                                                    ------------

      Total liabilities                                              10,817,464
                                                                    ------------

STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock - Series A, no par
   value; 887,980 shares authorized; 63,956 shares
   issued and outstanding; total liquidation preference
   of outstanding  shares-$32,586                                        30,012
 Voting, convertible preferred stock - Series B, no par
   value; 123,077 shares authorized; 51,023 shares issued
   and outstanding total liquidation preference of
   outstanding shares-$1,678,040                                      1,658,270
 Convertible preferred stock - Series C, no par value;
   1,675 shares authorized; 0 shares issued and outstanding;
   total liquidation preference of outstanding shares - $0                    -
 Convertible preferred stock - Series D, no par value;
   2,775 shares authorized; 1,563 shares issued and outstanding
   total liquidation preference of outstanding shares-$1,563,000      1,080,252
 Convertible preferred stock - Series E, no par value;
   2,675 shares authorized; 1,702 shares issued and outstanding
   total liquidation preference of outstanding-$1,702,000             1,352,775
 Convertible preferred stock - Series F, no par value;
     2,000 shares authorized; 2,000 shares issued and
     outstanding total liquidation preference of
     outstanding-$2,000,000                                           1,373,475
 Convertible preferred stock - Series G, no par value;
     1,000 shares authorized; 600 shares issued and outstanding
     total liquidation preference of outstanding shares-$600,000        562,500
 Common stock, no par value; 18,500,000 shares authorized;
  10,052,155 shares issued and outstanding                                    -
 Additional paid-in-capital                                          40,595,613
 Accumulated deficit                                                (55,690,677)
                                                                    ------------
   Total stockholders' deficit                                       (9,037,780)
                                                                    ------------
   Total liabilities and stockholders' deficit                      $ 1,779,684
                                                                    ============

         See accompanying notes to consolidated financial statements.

                                    GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Three Months            For the Six Months
                                                                 Ended June 30,                 Ended June 30,
                                                          -----------------------------  -----------------------------
                                                               2001          2000             2001          2000
                                                          -------------- --------------  -------------- --------------
Net sales:
  Systems                                                 $     506,286  $     906,506   $     857,154  $   1,218,573
  Maintenance, consulting and other                             701,442        523,572       1,627,234      1,180,214
                                                          -------------- --------------  -------------- --------------
         Total net sales                                      1,207,728      1,430,078       2,484,388      2,398,787
                                                          -------------- --------------  -------------- --------------

Cost of sales:
  Systems                                                       203,268        427,680         397,957        590,543
  Maintenance, consulting and other                                   -         21,253               -         49,535
                                                          -------------- --------------  -------------- --------------
         Total cost of sales                                    203,268        448,933         397,957        640,078
                                                          -------------- --------------  -------------- --------------
         Gross profit                                         1,004,460        981,145       2,086,431      1,758,709
                                                          -------------- --------------  -------------- --------------
Operating expenses:
  Selling, general and administrative                           969,985      2,261,401       2,000,894      4,407,401
  Other operating expenses                                            -        989,327               -      3,214,327
                                                          -------------- --------------  -------------- --------------
         Total operating expenses                               969,985      3,250,728       2,000,894      7,621,728
                                                          -------------- --------------  -------------- --------------

         Income (loss) from operations                           34,475     (2,269,583)         85,537     (5,863,019)
                                                          -------------- --------------  -------------- --------------
Other income (expense):
  Interest and penalty expense                                   (1,917)      (857,788)         (3,219)    (1,096,881)
  Interest income                                                     -          9,930               -         10,896
                                                          -------------- --------------  -------------- --------------
         Total other income (expense), net                       (1,917)      (847,858)         (3,219)    (1,085,985)
                                                          -------------- --------------  -------------- --------------
Income (loss) from continuing operations                         32,558     (3,117,441)         82,318     (6,949,004)

Discontinued operations:
  Income (loss) from discontinued operations; net of tax         31,342       (481,142)         94,573     (3,016,756)
                                                          -------------- --------------  -------------- --------------
           Net income (loss)                                     63,900     (3,598,583)        176,891     (9,965,760)

Accrual of cumulative dividends on preferred stock             (151,566)      (120,548)       (301,466)      (256,465)
Attribution of beneficial conversion feature of
  preferred stock                                                     -              -               -     (3,466,797)
                                                          -------------- --------------  -------------- --------------
Net loss attributable to common stockholders              $     (87,666) $  (3,719,131)  $    (124,575) $ (13,689,022)
                                                          ============== ==============  ============== ==============
Basic and diluted loss per common share:
  Income (loss) from continuing operations                $       (0.01) $       (0.53)         $ (0.02)      $ (1.80)
  Income (loss) from discontinued operations                       0.00          (0.08)           0.01          (0.51)
                                                          -------------- --------------  -------------- --------------
  Net loss                                                $       (0.01) $       (0.61)         $ (0.01)      $ (2.31)
                                                          ============== ==============  ============== ==============
Shares used in calculations:
  Basic and diluted                                          10,052,155      6,096,047       10,052,155     5,923,047
                                                          ============== ==============  ============== ==============

                             See accompanying notes to consolidated financial statements.
                                                        -5-

                                     GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Six Months Ended June 30,
                                                                                   -------------------------------------
                                                                                         2001                 2000
                                                                                   ------------------  -----------------
Cash flows from operating activities:
Income (loss) from continuing operations                                           $          82,318   $     (6,949,004)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
    Stock, options, and warrants issued for services and payment of interest                       -             74,521
    Depreciation and amortization                                                             99,237            197,138
    Amortization of purchased technologies and other intangibles                                   -            508,081
    Loss on purchase technology write off                                                          -          1,935,000
    Changes in operating assets and liabilities:
        Accounts receivable                                                                 (396,158)           174,684
        Inventories                                                                         (132,086)           186,449
        Prepaid expenses and other                                                            19,492             81,380
        Accounts payable                                                                      88,350            281,514
        Accrued liabilities, compensation and payroll taxes                                   79,308           (177,533)
        Accrued interest and penalties                                                           157            567,363
        Deferred revenue                                                                     133,408            395,357
                                                                                   ------------------  -----------------
    Cash used in continuing operating activities                                             (25,974)        (2,725,050)
                                                                                   ------------------  -----------------
Income (loss) from discontinued operations                                                    94,573         (3,016,756)
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued activities:
    Net decrease in net liabilities of discontinued operations                                     -         (1,109,799)
                                                                                   ------------------  -----------------
    Cash provided by (used in) discontinued operating activities                              94,573         (4,126,555)
                                                                                   ------------------  -----------------
    Cash provided by (used in) operating activities                                           68,599         (6,851,605)
                                                                                   ------------------  -----------------
Cash flows from investing activities:
  Purchase of property and equipment                                                         (24,723)           (79,446)
  Investment in other intangibles                                                                  -           (472,897)
  Increase in note receivable                                                                      -           (220,025)
                                                                                   ------------------  -----------------
   Cash used by investing activities                                                         (24,723)          (772,368)
                                                                                   ------------------  -----------------
Cash flows from financing activities:
 Proceeds from note receivable                                                                     -            109,500
 Proceeds from issuance of common stock                                                            -            505,799
 Net proceeds from issuance of preferred stock                                                     -          2,369,725
 Proceeds from long-term debt                                                                      -          3,405,944
 Payments of long-term debt                                                                   (4,604)          (280,751)
                                                                                   ------------------  -----------------
     Cash provided by (used in) financing activities                                          (4,604)         6,110,217
                                                                                   ------------------  -----------------
     Net increase (decrease) in cash                                                          39,272         (1,513,756)
     Cash and cash equivalents at beginning of period                                         35,752          2,124,130
                                                                                   ------------------  -----------------
     Cash and cash equivalents at end of period                                    $          75,024   $        610,374
                                                                                   ==================  =================

                           See accompanying notes to consolidated financial statements.
                                                        -6-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2000 appearing in our most recent annual report on Form 10-KSB. Certain reclassifications have been made to the June 30, 2000 amounts to conform to the current presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

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

NOTE 3 -RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position of operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provide professional services to help our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. One of our subsidiaries produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

Our second subsidiary, Lavenir Technology, is a global leader in the printed circuit board industry. For over fifteen years, Lavenir has been providing innovative CAM and TEST software and state of the art raster photoplotters. Printed circuit board manufacturers worldwide rely on technology and products developed by Lavenir to automate the board manufacturing process.

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the six months ended June 30, 2001 and 2000.

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales from continuing operations for the six months ended June 30, 2001 were $2,484,388 compared to net sales of $2,398,787 for the six months ended June 30, 2000. Systems sales were $857,154 in 2001 compared to $1,218,573 in 2000. The decrease in systems sales in 2001 was primarily due to decreased sales of VCC systems during the second quarter ended June 30, 2001 as compared to the same period in 2000. During the quarter ended June 30, 2001, we had one sales person as compared to approximately five in the prior year. During July 2001, we began to expand our sales force to increase sales. For the six months ended June 30, 2001 and 2000, maintenance, consulting fees, and other revenues were $1,627,234 and $1,180,214, respectively. The increase in maintenance fees in 2001 is related to the sale of new systems. Our consulting fee revenues increased minimally. Additionally, other revenues, which primarily include software product sales, increased over 2000 due to increased sales at our Lavenir subsidiary.

Cost of sales as a percentage of sales decreased to 16% for the six months ended June 30, 2001 from 26% in the prior period. This decrease is primarily related to a decrease in materials costs and labor costs due to the reduction of head count. Gross margin from continuing operations for the six months ended June 30, 2001 was 84% compared to 74% for the six months ended June 30, 2000.

Selling, general and administrative costs from continuing operations for the six months ended June 30, 2001 were $2,000,894 compared to $4,407,401 for the six months ended June 30, 2000. The decrease of $2,406,507 is related primarily to decreases in payroll and payroll related expenses of $771,263, the elimination of amortization of purchase technology of approximately $508,000, the decrease in professional and technical expenses of approximately $698,000 due to the elimination of contract labor positions and a reduction in legal and accounting expenses that resulted from the divestitures and earn outs of business units that occurred in 2000.

Other operating expenses of $3,214,327 for the six months ended June 30, 2000 consisted of the write-off of purchased technology of $1,935,000, restructuring expenses of approximately $814,000, and expense incurred from the settlement of a patent dispute of $425,000. We did not incur any of these expenses during the six months ended June 30, 2001.

Other expenses of $3,219 for the six months ended June 30, 2001 consisted of interest and penalty expense compared to $1,096,881 in 2000. Interest and penalties expense decreased in 2001. During the six months ended June 30, 2000, we incurred interest and penalty expenses due to the issuance of common stock in exchange for the reduction of debt and penalties related to the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had negative working capital of $9,170,508 compared to negative working capital of $13,530,947 as of June 30, 2000. The decrease in negative working capital is related primarily to the rescission of asset purchase agreements entered into during fiscal 2000. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

Net cash provided by operating activities for the six months ended June 30, 2001 was $68,599 compared to $6,851,605 used in such activities during the six-month period ended June 30, 2000. The major adjustments to reconcile the 2000 net loss of $6,949,004 to the net cash used in operating activities were the loss from discontinued operations of $3,016,756 and the net change in net liabilities from discontinued operations of $1,109,799. Additionally, in 2000, we had a write down of purchased technology of $1,935,000, issued equity instruments for services of $74,521, and had amortization of purchased technology of $508,081.

Cash used by investing activities for the six months ended June 30, 2001 was $24,723 from the purchases of property and equipment. Cash used by investing activities during the six months ended June 30, 2000 was $772,368 and reflects purchases of property and equipment of $79,446, investment in other intangibles of $ $472,897 and a net increase in notes receivable of $220,025.

Net cash used in financing activities for the six months ended June 30, 2001 was $4,604 attributable to the payment of long-term debt. Net cash provided by financing activities for the six months ended June 30, 2000 was $6,110,217. This reflects gross proceeds before expenses from the issuance of preferred stock of $2,369,725. Cash was also provided by the issuance of common stock amounting to $505,799 primarily from the sale of stock through a private placement, and net proceeds from long-term debt of $3,125,193.

Presently, with the divestiture of substantially all of our subsidiaries and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement of other liabilities related to our discontinued operations. Additionally, we have restructured our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force and have recently hired two additional sales people. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs implemented during the first quarter of 2001. Nevertheless, we can provide no assurance as to its future profitability, access to the capital markets nor the completion of its projected asset and business sales.


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

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) None

     (b) Reports on Form 8-K

During the calendar quarter ended June 30, 2001 and subsequently, we filed the following reports on Form 8-K with the Commission:

                                                       Financial
              Items Reported          Date Filed       Statements Included
                   4                  04/12/01            None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Global MAINTECH Corporation


Dated:   August 10, 2001                 By:      /s/
                                             -----------------------------------
                                         Dale Ragan, Chief Executive
                                         Officer and President

Dated:   August 10, 2001                 By:      /s/
                                             -----------------------------------
                                         Sue Korsgarden, Chief
                                         Accounting Officer

Dated:   August 10, 2001                 By:      /s/
                                             -----------------------------------
                                         William A. Erhart, Director