Form 10QSB
period 2001-09-30
GLOBAL MAINTECH CORP /MN/
filed 2001-11-14
CIK 783738

United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:   September 30, 2001
Commission file number:         0-14692



                           Global MAINTECH Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Minnesota                        41-1703940
          -------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)         Identification No.)



                        7836 Second Avenue South, Suite 1
                              Bloomington. MN 55420
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (952) 887-0092
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of November 1, 2001, 10,052,155 shares of common stock, no par value per share.

                  Global MAINTECH Corporation and Subsidiaries
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2001
                                      INDEX




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Consolidated Balance Sheet (Unaudited) - September 30, 2001 ..............3

     Consolidated Statements of Operations (Unaudited)
          For the Three and Nine Months Ended September 30, 2001 and 2000......4

     Consolidated Statements of Cash Flows (Unaudited)
          For the Nine Months Ended September 30, 2001 and 2000................5

     Notes to Consolidated Financial Statements................................6

     Item 2 - Management's Discussion and Analysis or Plan of Operations.....7-9


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings................................................9

     Item 4 - Submission of Matters to a Vote of Security Holders..............9

     Item 6 - Exhibits and Reports on Form 8-K.................................9

     Signatures...............................................................10

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................    $    85,002
  Accounts receivable, net .....................................        372,186
  Inventories ..................................................        594,365
  Prepaid expenses and other ...................................         56,958
                                                                    ------------

      Total current assets .....................................      1,108,511

  Property and equipment, net ..................................         87,842
  Intangibles assets, net ......................................         25,129
                                                                    ------------

      Total assets .............................................    $ 1,221,482
                                                                    ============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable .............................................    $ 2,183,322
  Current portion of  notes payable ............................          5,018
  Accrued liabilities, compensation and payroll taxes ..........      1,757,411
  Accrued interest and penalties ...............................        490,000
  Accrued dividends ............................................      1,163,877
  Deferred revenue .............................................        521,912
  Net liabilities of discontinued operations ...................      4,300,000
                                                                    ------------

      Total current liabilities ................................     10,421,540

  Notes payable, less current portion ..........................          3,270
                                                                    ------------

      Total liabilities ........................................     10,424,810
                                                                    ------------

STOCKHOLDERS' DEFICIT:
  Voting, convertible preferred stock - Series A, no par value;
      887,980 shares authorized; 63,956 shares issued and outstanding;
      total liquidation preference of outstanding  shares-$32,586        30,012
  Voting, convertible preferred stock - Series B, no par value;
      123,077 shares authorized; 51,023 shares issued and outstanding
      total liquidation preference of outstanding shares-$1,678,040   1,658,270
  Convertible preferred stock - Series D, no par value;
      2,775 shares authorized; 1,563 shares issued and outstanding
      total liquidation preference of outstanding shares-$1,563,000   1,080,252
  Convertible preferred stock - Series E, no par value;
      2,675 shares authorized; 1,702 shares issued and outstanding
      total liquidation preference of outstanding-$1,702,000          1,352,775
  Convertible preferred stock - Series F, no par value;
      2,000 shares authorized; 2,000 shares issued and outstanding
      total liquidation preference of outstanding-$2,000,000          1,373,475
  Convertible preferred stock - Series G, no par value;
      1,000 shares authorized; 600 shares issued and outstanding
      total liquidation preference of outstanding shares-$600,000       562,500
  Common stock, no par value; 18,500,000 shares authorized;
      10,052,155 shares issued and outstanding ..................             -
  Additional paid-in-capital ....................................    40,595,613
  Accumulated deficit ...........................................   (55,856,225)
                                                                    ------------

      Total stockholders' deficit ..............................     (9,203,328)
                                                                    ------------

      Total liabilities and stockholders' deficit ..............    $ 1,221,482
                                                                    ============

          See accompanying notes to consolidated financial statements.

                            GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                          For the Three Months            For the Nine Months
                                                             Ended Sept 30,                 Ended Sept 30,
                                                     -----------------------------   -----------------------------
                                                          2001            2000            2001            2000
                                                     -----------------------------   -----------------------------
Net sales:
  Systems ........................................   $    134,164    $    353,254    $    991,318    $  1,571,827
  Maintenance, consulting and other ..............        484,128         848,117       2,111,362       2,028,331
                                                     ------------    ------------    ------------    ------------

         Total net sales .........................        618,292       1,201,371       3,102,680       3,600,158
                                                     ------------    ------------    ------------    ------------

Cost of sales:
  Systems ........................................         23,911         476,211         421,868       1,066,754
  Maintenance, consulting and other ..............        131,997         144,180         370,992         344,816
                                                     ------------    ------------    ------------    ------------

         Total cost of sales .....................        155,908         620,391         792,860       1,411,570
                                                     ------------    ------------    ------------    ------------

         Gross profit ............................        462,384         580,980       2,309,820       2,188,588
                                                     ------------    ------------    ------------    ------------

Operating expenses:
  Selling, general and administrative ............        836,431         877,868       2,598,330       5,134,168
  Other operating expenses .......................              -         150,000               -       3,364,327
                                                     ------------    ------------    ------------    ------------

         Total operating expenses ................        836,431       1,027,868       2,598,330       8,498,495
                                                     ------------    ------------    ------------    ------------

         Loss from operations ....................       (374,047)       (446,888)       (288,510)     (6,309,907)
                                                     ------------    ------------    ------------    ------------

Other income (expense):
  Interest and penalty expense ...................         (1,390)       (427,171)         (4,609)     (1,524,052)
  Interest income ................................            132           1,000             132          11,896
                                                     ------------    ------------    ------------    ------------

         Total other income (expense), net .......         (1,258)       (426,171)         (4,477)     (1,512,156)
                                                     ------------    ------------    ------------    ------------

Loss from continuing operations ..................       (375,305)       (873,059)       (292,987)     (7,822,063)

Discontinued operations:
  Income (loss) from discontinued operations; ....        362,989      (3,199,656)        457,562      (6,216,412)
  net of tax .....................................              -               -               -               -
                                                     ------------    ------------    ------------    ------------

           Net income (loss) .....................        (12,316)     (4,072,715)        164,575     (14,038,475)

Accrual of cumulative dividends on preferred stock       (153,232)        (50,907)       (454,698)       (307,372)
Attribution of beneficial conversion feature of
  preferred stock ................................              -               -               -      (3,466,797)
                                                     ------------    ------------    ------------    ------------

Net loss attributable to common stockholders .....   $   (165,548)   $ (4,123,622)   $   (290,123)   $(17,812,644)
                                                     ============    ============    ============    ============

Basic and diluted loss per common share:
  Income (loss) from continuing operations .......   $      (0.05)   $      (0.15)   $      (0.07)   $      (1.96)
  Income (loss) from discontinued operations .....           0.04           (0.52)           0.05           (1.05)
                                                     ------------    ------------    ------------    ------------

  Net loss .......................................   $      (0.01)   $      (0.67)   $      (0.02)   $      (3.01)
                                                     ============    ============    ============    ============

Shares used in calculations:
  Basic and diluted ..............................     10,052,155       6,096,047      10,052,155       5,923,047
                                                     ============    ============    ============    ============

                    See accompanying notes to consolidated financial statements.

                            GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       For the Nine Months Ended September 30,
                                                                       ---------------------------------------
                                                                                 2001           2000
                                                                             ------------   ------------
Cash flows from operating activities:

Income (loss) from continuing operations .................................   $  (292,987)   $(7,822,063)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
  Stock, options, and warrants issued for services and payment of interest             -         74,521
  Depreciation and amortization ..........................................       118,636        277,332
  Amortization of purchased technologies and other intangibles ...........             -        765,100
  Loss on purchase technology write off ..................................             -      1,935,000
  Changes in operating assets and liabilities:
      Accounts receivable ................................................        75,067        309,007
      Inventories ........................................................      (230,497)       635,576
      Prepaid expenses and other .........................................        22,276        186,937
      Accounts payable ...................................................      (167,836)    (1,386,845)
      Accrued liabilities, compensation and payroll taxes ................       100,913        316,418
      Accrued interest and penalties .....................................             -        752,407
      Deferred revenue ...................................................        12,879         21,600
                                                                             -----------    -----------

  Cash used in continuing operating activities ...........................      (361,549)    (3,935,010)
                                                                             -----------    -----------

Income (loss) from discontinued operations ...............................       457,562     (6,216,412)
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued activities:
  Net (decrease) increase in net liabilities of discontinued operations ..       (25,000)     5,499,450
                                                                             -----------    -----------

  Cash provided by (used in) discontinued operating activities ...........       432,562       (716,962)
                                                                             -----------    -----------

  Cash provided by (used in) operating activities ........................        71,013     (4,651,972)
                                                                             -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment .....................................       (15,540)       (70,904)
  Investment in other intangibles ........................................             -       (472,897)
                                                                             -----------    -----------

Cash used by investing activities ........................................       (15,540)      (543,801)
                                                                             -----------    -----------

Cash flows from financing activities:
  Proceeds from note receivable-officer ..................................             -        109,500
  Proceeds from issuance of common stock .................................             -        515,757
  Net proceeds from issuance of preferred stock ..........................             -      2,979,725
  Proceeds from long-term debt ...........................................         2,006      3,405,944
  Payments of long-term debt .............................................        (8,229)    (3,857,893)
                                                                             -----------    -----------

  Cash provided by (used in) financing activities ........................        (6,223)     3,153,033
                                                                             -----------    -----------

  Net increase (decrease) in cash ........................................        49,250     (2,042,740)

  Cash at beginning of period ............................................        35,752      2,124,130
                                                                             -----------    -----------

  Cash at end of period ..................................................   $    85,002    $    81,390
                                                                             ===========    ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2000 appearing in our most recent annual report on Form 10-KSB. Certain reclassifications have been made to the September 30, 2000 amounts to conform to the current presentation. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending December 31, 2001.

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

NOTE 2 - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement not expected to have a material effect on the Company's financial position or operations.

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

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the nine months ended September 30, 2001 and 2000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales from continuing operations for the nine months ended September 30, 2001 were $3,102,680 compared to net sales of $3,600,158 for the nine months ended September 30, 2000. Systems sales were $991,318 in 2001 compared to $1,571,827 in 2000. The decrease in systems sales in 2001 was primarily due to decreased sales of VCC systems. In July 2001, after our reorganization, we began to expand our sales force to increase sales. For the nine months ended September 30, 2001 and 2000, maintenance, consulting fees, and other revenues were $2,111,362 and $2,028,331 respectively. The increase in maintenance fees in 2001 is related to the sale of new systems. Our consulting fee revenues increased minimally. Additionally, other revenues, which primarily include software product sales, increased over 2000 due to increased sales at our Lavenir subsidiary.

Cost of sales as a percentage of sales decreased to 26% for the nine months ended September 30, 2001 from 39% in the prior period. This decrease is primarily related to a decrease in materials costs and labor costs due to the reduction of head count. Gross margin from continuing operations for the nine months ended September 30, 2001 was 74% compared to 61% for the nine months ended September 30, 2000.

Selling, general and administrative costs from continuing operations for the nine months ended September 30, 2001 were $2,598,330 compared to $5,134,168 for the nine months ended September 30, 2000. The decrease of $2,535,838 is related primarily to decreases in payroll of approximately $457,887, the elimination of amortization of purchase technology of approximately $765,100, the decrease in professional and technical expenses of approximately $749,716 due to the elimination of contract labor positions and a reduction in legal and accounting expenses that resulted from the divestitures and earn outs of business units that occurred in 2000.

Other operating expenses of $3,364,327 for the nine months ended September 30, 2000 consisted of the write-off of purchased technology of $1,935,000, restructuring expenses of approximately $813,716, and expense incurred from the settlement of a patent dispute of $615,611. We did not incur any of these expenses during the nine months ended September 30, 2001.

Other expenses of $4,477 for the nine months ended September 30, 2001 consisted of interest and penalty expense compared to $1,512,156 in 2000. Interest and penalties expense decreased in 2001. During the nine months ended September 30, 2000, we incurred interest and penalty expenses due to the issuance of common stock in exchange for the reduction of debt and penalties related to the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had negative working capital of $9,313,029 compared to negative working capital of $16,077,044 as of September 30, 2000. The decrease in negative working capital is related primarily to the rescission of asset purchase agreements entered into during fiscal 2000. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $71,013 compared to $4,651,972 used in such activities during the nine month period ended September 30, 2000. The major adjustments to reconcile the 2000 net loss of $7,822,063 to the net cash used in operating activities were the loss from discontinued operations of $6,216,412 and the net change in net liabilities from discontinued operations of $5,499,450. Additionally, in 2000, we had a write down of purchased technology of $1,935,000, issued equity instruments for services of $74,521, and had amortization of purchased technology of $765,100.

Cash used by investing activities for the nine months ended September 30, 2001 was $15,540 from the purchases of property and equipment. Cash used by investing activities during the nine months ended September 30, 2000 was $543,801 and reflects purchases of property and equipment of $70,904 and investment in other intangibles of $472,897.

Net cash used in financing activities for the nine months ended September 30, 2001 was $6,223. This reflects payments of long-term debt of $8,229 and proceeds of long-term debt of $2,006. Net cash provided by financing activities for the nine months ended September 30, 2000 was $3,153,033. This reflects net proceeds from the issuance of preferred stock of $2,979,725. Cash was also provided by the issuance of common stock amounting to $515,757 primarily from the sale of stock through a private placement, and proceeds from long-term debt of $3,405,944. Additionally, cash was used in payments of long term debt amounting to $3,857,893.

Presently, with the divestiture of substantially all of our subsidiaries and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement of liabilities related to our discontinued operations. Additionally, we have restructured our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force and have recently hired one additional sales person and two resellers. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs implemented during the first quarter of 2001. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, the completion of our projected asset and business sales, or positive results on negotiation of debt.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               As permitted by Commission Rule 12b-25, the response to this item is incorporated by reference from the corresponding item in our report of Form 10-KSB for the year ended December 31, 2000.

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


                                        Global MAINTECH Corporation


Dated:   November 5, 2001               By: /s/ Dale Ragan
                                        -----------------------------------
                                        Dale Ragan, Chief Executive
                                        Officer and President

Dated:   November 5, 2001               By: /s/ Sue Korsgarden
                                        -----------------------------------
                                        Sue Korsgarden, Chief
                                        Accounting Officer

Dated:   November 5, 2001               By: /s/ William A. Erhart
                                        -----------------------------------
                                        William A. Erhart, Director