Form 10KSB
period 2001-12-31
GLOBAL MAINTECH CORP /MN/
filed 2002-04-01
CIK 783738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB
(Mark One)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.


                         Commission File Number 0-14692

                           GLOBAL MAINTECH CORPORATION

             Minnesota                               41-1703940
      (State of Incorporation)          (I.R.S. Employer Identification No.)

                            ------------------------

                        7836 Second Avenue South, Suite 1
                              Bloomington, MN 55420
                    (Address of principal executive offices)
                                   (Zip Code)

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

      Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

      The Company's revenues for the Fiscal Year Ended December 31, 2001 totaled $ 4,133,780.

      The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 25, 2002 was approximately $11,650,414 based upon the closing bid price on the Over The Counter Bulletin Board ("OTCBB") on that date. The number of shares of the Company's no par value common stock outstanding as of March 25, 2002 was 10,402,155.

      Documents incorporated by reference:  None.

      Transitional Small Business Disclosure Format (Check One):

                                Yes      No  X
                                    ---     ---

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Except for historical information, this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the Company's history of operating losses and the uncertainty of the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products, including products under development; inability to successfully adjust the Company's product mix and product sales following divestiture of some businesses; loss of key personnel; failure of the Company to secure adequate protection for its intellectual property rights; and exposure to third party claims of intellectual property infringement by the Company. The forward-looking statements are qualified in their entirety by these factors and the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 2001.

      Copies of the Company's Annual Reports on Form 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from the Company. Such requests should be made in writing or by telephone and should be directed to Global MAINTECH Corporation, Attention: Sue Korsgarden, 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420, telephone (952) 887-0092.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      Global MAINTECH Corporation, through its subsidiaries (the "Company"), has two primary businesses: its Virtual Command Center ("VCC") business, which is operated through the Company's Global Maintech, Inc. ("GMI") subsidiary, and its Lavenir business ("Lavenir"), which is operated through Lavenir Technology, Inc., a subsidiary of GMI. The VCC business supplies the Virtual Command Center, which is an enterprise wide system capable of consolidating all of a data center's platform consoles (including mainframes, midrange, client-server and other systems) into a single screen, control and automation tool for the entire enterprise, including disaster recovery. The Company's VCC customers are Fortune 500 companies with computing centers the size of football fields in several locations worldwide. The VCC is the only product in the world that provides this solution without the need for agent software for the associated distribution process.

      The Company's VCC customers include Acxiom Corporation, A.I.G. (American International Group), Alaska USA Federal Credit Union, Altell Information Services, Inc., American Home Products Corporation, Bank One Corporation, Bear, Stearns & Co. Inc., Burlington Northern Santa Fe, Citicorp Global Technology, General Electric Information Systems GmbH, 3M (Minnesota Mining and Manufacturing Company), MetLife - NER Data Products, Sempra Energy, Southern California Edison, and Wellpoint Health Networks Inc. The Company has established partnerships with Hewlett-Packard Company, IBM, BMC Software, Inc. and Compaq Computer Corporation.

      The Lavenir business is a global leader in the printed circuit board industry. For over 15 years, Lavenir has been providing innovative CAM and TEST software and state of the art raster photoplotters. Printed circuit board manufacturers worldwide rely on technology and products developed by Lavenir to automate the board manufacturing process. The top ten Lavenir customers are Lockheed Martin Vought Systems, EVI Incorporated, Dong IL CAD System, Inc., Cordova Circuits, Kinetics Group Inc., Janco Electronics, Inc. (P/C Div.), Printed Circuit Corp., PIU Printex, Axon Circuit, Inc., and Jetmask Ltd.

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

PRODUCTS AND SERVICES

      Virtual Command Center. The Virtual Command Center (VCC) is a computer system, consisting of software and an optional hardware device, that monitors and controls diverse computers in a data center (whether distributed or not) from a single, master console. A console is a computer terminal with access to the internal operation of other computers. The VCC can simultaneously manage servers, networks, mainframes and mid-range computers such as MVS, VM, ESA, OS/390, Z/OS, AS400, UNIX, Microsoft NT/W2K/XP, and Linux platforms. We believe the VCC is a platform which can support new products to meet other systems and network management needs not currently met by existing competitive products. We intend to continue to provide new products through our internal research and development efforts or through acquisitions to meet changes in customer needs.

      Functions and Features. Our VCC product is designed to perform four primary functions:

o     consolidate consoles into one monitor, known as a virtual console or single point of control;
o     monitor and control the computers connected to the virtual console;
o     automate most or all of the routine processes performed by computer operators in data centers; and
o     provide the ability to remotely reboot console attached devices.

The VCC is an external system that monitors data center computers from a workstation-quality reduced instruction set, RISC-based UNIX/LINUX system computer. This system is usually housed separately from the computers it controls.

      The primary feature of this product is that it allows centralized management and automated operations of multiple hardware platforms and networks on a local and remote basis. Users of our VCC product can consolidate the management of entire data centers into a single workstation that provides the complete inter-connectivity and control over a network and the systems on that network. This can be accomplished regardless of whether the computing devices comprising the data center are located in one location or distributed across the world. The product's ability to consolidate operational computer consoles reduces the need for operational staff, technical support and software licenses. In addition, the VCC is an invaluable tool for disaster recovery procedures, since the product allows access to all of the equipment within a data center even if humans are not physically able to get to the equipment. Our VCC product is easy to install and use and is scalable to accommodate data center growth. Other features include:

o     management of any task or computer console on local or remote basis; and
o     automated warnings of potential or actual system problems.

      Annual sales of systems and network management software were estimated to be $10 billion as of December 1999. It is believed this market will grow to almost $11 billion by 2002.

      Differentiation from Software-Only Products. The majority of systems and network management products are software-only products employing invasive software agents, known as active agents. Active agents are installed on each of the mission critical computing devices. Software agents can be either passive collectors of information or active searchers for information. Software that employs active agents is time consuming to install and by its nature activates the need for change control, which is one of the functions of systems and network management. Any new software must go through the change control process to determine compatibility with all other software deployed on the device. This process may be extensive depending on which systems and network management software is used.

      The VCC is not designed to compete with the active agent software now prevalent in the industry. It is an external system that accepts the signals and information output of each of the devices to which it is connected. Consequently, it can use the infrastructure provided by native and non-native operational software to control the enterprise computing operations. The greater the information issuing from these devices, the more useful the VCC becomes. Some of the other products we offer employ passive agents to collect information from host devices or networks before passing that information on to the VCC. Although the VCC can co-exist with today's agent software products, the VCC is capable of replacing many or all of the functions for which customers are using the agent software today. Given that what the agent software and the VCC provide are functionally equivalent, replacing the agent software with the VCC is usually a decision that is based on significant cost savings to the customer.

      Global Watch MVS. Our Global Watch MVS product manages the customer's networked environment for IBM's mainframe-based console message streams, and can operate on a stand-alone or fully integrated basis with the VCC. In addition, it reduces exposure to network outages, improves average repair times on network problems and provides many analytic problem-solving tools.

      When Global Watch MVS is combined with the VCC, the customer can take advantage of the MVS Logical Console. The Logical Console enables the customer to receive and respond to status messages, in real time, from all logical partitions (logical partitions divide a mainframe device into multiple internal devices). The Logical Console allows the user to look at all partitions without having to access each partition. The status messages from each partition are displayed in a single logical console alert window in the VCC. There is no need for any customization of the host computer's devices and messages can be collected from a nearly infinite number of central processing units and logical partitions.

      CAM Products and Software. The Company's Lavenir business develops, manufactures and supports CAM (Computer Aided Manufacturing), and test software and raster photoplotters for use by printed circuit board (PCB) manufacturers. Lavenir's products are used at every stage of the printed circuit board manufacturing process. Its software products allow the PCB manufacturer to generate the files necessary to produce and test bare circuit boards. Lavenir's CAM products (ViewMaster Pro and CAMMaster) allow the PCB manufacturer to generate panelized PCB data files from data originally provided by printed circuit board designers. Additionally, these products generate the data files needed to drive PCB drilling and routing equipment. Our test software (FixMaster and ProbeMaster for Windows), generates files utilized to construct test fixtures and to drive various bed of nails and flying probe testers. Lavenir's raster photoplotters (which image with light on film, at resolutions up to 400,000,000 dots per square inch) generate accurate master photo tools for use in PCB manufacturing.

      Professional Services. We offer system management services that help our customers design and implement network and system management products to manage their information technology environment. We specialize in integrating multiple products into a complete enterprise-wide solution for corporate data centers. We support our VCC product as well as implement the industry's leading system and network management products, including Hewlett-Packard's OpenView, BMC Software's Patrol and IBM's Tivoli TME.

      Our capabilities include strategic planning and implementation, installation of enterprise system management tools, product training, product conversions, and consulting.

DIVESTITURES

Voluntary Foreclosure of Breece Hill Technologies, Inc.

      On February 3, 2000, the Company entered into a stock purchase agreement with Tandberg Data ASA of Oslo, Norway ("Tandberg"), GMI, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, pursuant to which Tandberg would purchase Breece Hill Technologies, Inc. ("Breece Hill"), a subsidiary of the Company at that time. Tandberg terminated the Stock Purchase Agreement on the grounds that its shareholders did not approve the transaction. On December 22, 2000, Hambrecht and Quist Guaranty Finance (H&QGF), as secured lender, foreclosed on the assets of the Breece Hill subsidiary to cover outstanding loans and earn out provisions totaling $24.87 million. The Company's Board of Directors had determined that the only other alternative to such foreclosure was to file for bankruptcy protection and/or discontinue operating. Following the foreclosure, H&QGF sold Breece Hill to MaxOptix Corporation of Fremont, California. This sale satisfied the outstanding loan amount to H&QGF. The Company also received additional consideration in the form of MaxOptix stock and warrants.

Rescission of Enterprise Solutions, Inc. Asset Purchase Agreement

      Effective December 20, 2000 the Company and Enterprise Solutions Inc.
(ESI) d.b.a. Singlepoint Systems, Inc. executed a Rescission and Settlement Agreement rescinding the acquisition of ESI by the Company. The original ESI acquisition agreement had provided for an earn-out as a portion of the purchase price for ESI, which at the end of the earn-out period was determined to be approximately $11.1 million (unaudited figure). The Company was unable to pay this amount, and determined that ESI was not worth this amount. Both companies exhausted every option to find a workable solution to benefit both companies' shareholders, ultimately determining that the best course of action was to rescind the acquisition agreement. All assets and liabilities belonging to ESI were returned to ESI's shareholders.

SALES AND MARKETING

      We currently employ several different sales channels to sell the VCC and Global Watch MVS. The VCC, as well as Global Watch MVS, are sold primarily through direct sales and through our business partnerships using our sales force. This requires appropriate training for each sales person and direct, consultative sales techniques. The direct sales team is supported by a dedicated telemarketing process and sales support in the form of written materials, CD-ROM presentations, VCR tape presentations and remote PC-based presentation routines available on the salespersons laptop computer. We use a combination of direct sales and a dealer network to sell our Lavenir products, which are utilized worldwide.

      Our other products, excluding storage management products, are sold through resellers and strategic arrangements with other companies that have products complementary to ours. The direct sales team and our telemarketing staff sell these other products to allow an entry point to a customer at any level in which the customer may become engaged. Our professional services are sold directly to the customer.

      Our largest customer accounted for approximately 10% of our revenue in the fiscal year ended December 31, 2001, and our second and third largest customers accounted for approximately six and five percent, respectively, of our revenue in the same period.

COMPETITION

      Our VCC product faces competition from internal monitoring software products, which monitor certain pieces of hardware and software applications in the computer in which such internal software is installed. Major competitive products and companies producing them in the system and network management industry are as follows:

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

The majority of the makers listed above are expanding their base focus to include other platforms through partnerships, acquisition or further internal development. In all cases these products use active agents and often take months or years to deploy throughout a company's computer network. The mainframe products of other makers can consolidate from 7 to 16 computer consoles. Their architecture, however, does not allow significant console consolidation into one monitor. We believe each of these products requires a significant number of people to install, maintain and to complete the installation due primarily to the invasive nature of the active software agents. Additionally, the ability of these other products to be expanded with the addition of new devices and data center sites adds to the complexity of the initial installation. The VCC and related products are all designed to be initially installed in hours or at most days and to automatically recognize the addition or removal of devices after installation. One VCC can consolidate from two to several hundred devices and our other software products such as Global Watch MVS can monitor from two to thousands of devices.

      We have positioned ourselves in the professional services marketplace as niche oriented. This has allowed us to build a reputation without competing with the large consulting services organizations such as IBM and EDS. As our customer base grows, we believe we will compete more directly with these companies.

      Our CAM products and software compete against the software and hardware of several companies that serve PCB manufacturers. Principal software competitors include Frontline PCB Solutions Ltd., Barco, Innoveda, Inc. and Everett Charles Technologies. Our primary hardware competitors include First EIE SA and Barco.

RESEARCH AND DEVELOPMENT

      The systems and network management industry is characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. We believe that continued research and development efforts are an important factor in our ability to maintain technological competitiveness.

      Our research and development activities have been substantial. Other than the VCC and the Global Watch MVS products, all of our products were developed in 1998. In addition, we introduced our new E-bus technology for the VCC in 1998. In 1999, we introduced single E-bus units that can be used to connect up to five devices per unit and allow remote access from a primary VCC unit via a customer's LAN or WAN. The single E-bus allows economic access of the VCC technology to any company with widely dispersed devices that tie into a central VCC in another location. Retail organizations with numerous devices dispersed across a wide geographic area and computer outsourcers can economically achieve full operational control over the dispersed devices and keep operating expertise centrally located. We are currently focusing our product development efforts on extending the application of our software products across multiple platforms, including the various versions of UNIX and Linux.

      We are currently working on the development of the next generation of the VCC, code-named Camelot. Camelot has two main components, the VCC engine (or middleware) and the human interface (GUI). The Camelot VCC engine will run on the Linux operating system and the Camelot GUI will run from a web browser. Porting the VCC engine to Linux will allow customers more freedom in choosing the hardware and operating system platform which they can run the VCC on. This will also allow the product to be scaled so that it has sufficient processing power to support expanding data centers. Running the Camelot GUI within a web browser will allow customers an "access from anywhere" interface into their data centers as well as provide new monitoring features for customers. The Camelot GUI will allow customers the ability to monitor multiple VCC complexes from a single monitor. This feature should prove significantly valuable to outsourcing facilities and customers who need to satisfy disaster recovery policies. The Camelot GUI provides the highest security features by utilizing Secured Sockets Layer (SSL). The Camelot GUI is developed by employing the latest proven technologies including java, xml, soap and ssl.

      Customer access to the customer's vital data center information can also be accessed from a hand-held device. This human interface frees the customer from having to be at a computer system since the hand-held devices are small enough to fit in a pocket. The first version of this interface runs on the WindowsCE operating system. Future versions may also support PalmPilot and/or web-enabled cellular phones.

      The Company is also active in other venues of opportunity by forming partnerships with other Enterprise Management software vendors. Specifically, the company is an approved partner with Microsoft Corporation with respect to its integration products with the Microsoft Operations Manager product . The Company supports Microsoft in areas where the company has specific expertise in areas in which Microsoft does not. Currently, the company is providing an interface to MVS systems and will shortly release interfaces for AS400 and the VCC product itself.

      The Company upgrades and will continue to upgrade the Global Watch MVS, which was re-introduced in February of 2001 using the TCP/IP communications protocol and the ability to link management information from mainframes and UNIX workstations. This brings the functionality of Global Watch to additional platforms.

      Lavenir currently collaborates with Jetmask Limited, a U.K.-based, venture backed, start-up company, to produce a series of inkjet printers for use by PCB manufacturers. Jetmask Limited is providing expertise in ink formulation and inkjet processes and Lavenir is providing intellectual property related to image processing and motion control and is responsible for the manufacture of the system. A prototype of the DLP direct legend printer (the first product resulting from the joint collaboration) was introduced in April 2000, at the IPC tradeshow in Anaheim, California. The DLP printer is utilized to apply legend directly to a printed circuit board, replacing numerous steps inherent in a more traditional silkscreen process. Lavenir is responsible for DLP sales and marketing in the USA and Canada. Jetmask Limited is responsible for sales and marketing in the markets not served by Lavenir. Jetmask Limited will share revenue from worldwide product sales with Lavenir.

      Our research and development costs were approximately $0 in 2000 as the Company focused on its restructuring efforts, and approximately $200,000 in 2001, which consisted of certain employee salaries.

PATENTS, TRADEMARKS AND COPYRIGHTS

      We have three patents issued and one patent pending for the VCC and related products. Lavenir has three patents issued relating to printed circuit board photoplotters. Our trademark is Global MAINTECH(TM). On June 1, 1999, we registered the three following copyrights with the U.S. copyright office:
Virtual Command (version 2.14), The Coordinator (version 1.6), and Cap Trend (version 2.1).

      We license hardware that is used in the VCC from Circle Corporation. Under the license, we can distribute the hardware worldwide, except in Japan. This hardware is not sold as part of our current products, but we do support it with respect to existing customers to whom we previously distributed it. The initial term of this license expires on December 20, 2004.

EMPLOYEES

      As of March 20, 2002, we had 26 total employees, all of which are full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company's headquarters is located at 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420. The sublease for this location, entered into on April 18, 2001, is for approximately 3,073 square feet and terminates on July 31, 2002 with an option for the Company to extend the sublease until April 30, 2004. This property is used administratively as the Company's corporate headquarters, and is also used to house the Company's technical support department. The current monthly rent is $2,645.00.

      The Company also leases 7,940 square feet of property located at 2440 Estand Way, Pleasant Hill, California 94523 for its Lavenir business. The property is utilized for warehouse space, manufacturing purposes (including the assembly of photoplotters and direct legend printers), research and development, administrative functions, and for Lavenir's CNC machine center. The Company leased the property under a written lease which expired on August 31, 2001, and currently leases the property on a month-to-month basis for a monthly rent of $8,880.00, under the same terms as the expired lease.

      The Company and Lavenir are responsible for utilities, insurance, and other operating expenses at the Bloomington and Pleasant Hill locations, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

      HIGHLINE CAPITAL CORP. LITIGATION. The Company is involved in the following litigation: Highline Capital Corp. v. Singlepoint Systems, Inc. (f/k/a Global Maintech Corp.). Highline Capital Corp. ("Highline") served the Company on March 20, 2000 with a complaint filed in the District Court for the County of Boulder, in the State of

Colorado, seeking $142,876.96 in damages for an alleged default by the Company on a software license agreement, as well as $18,717.27 in attorney's fees and costs, and interest. Highline Capital Corp. was granted summary judgment in the amount of $ 142,876.96, attorney's fees and costs currently totaling $18,717.27, and interest. The judgment has accumulated interest and costs totaling $13,000. Highline has taken steps to collect on the judgment, and the Company is currently attempting to negotiate a settlement.

      ALLIANT PARTNERS LITIGATION. The Company is involved in the following litigation: Alliant Partners, a California corporation, vs. Singlepoint Systems, Inc., a Minnesota corporation also known as Global Maintech, Inc., Breece Hill, Inc., a Delaware corporation, MaxOptix Corporation, a Delaware corporation, Hambrecht & Quist Guaranty Finance, L.L.C., a California limited liability company a/k/a H&Q Guaranty Finance L.L.C.

      In February 2000, the Company entered into a stock purchase agreement to sell its subsidiary, Breece Hill Technologies, Inc. ("Breece Hill"). When the buyer terminated the stock purchase agreement, Hambrecht and Quist Guaranty Finance (H&QGF"), as secured lender, foreclosed on the assets of Breece Hill to cover amounts owed to H&QGF by the Company. H&QGF entered into an agreement with Alliant Partners ("Alliant") pursuant to which Alliant agreed to find a buyer for the Breece Hill assets in exchange for a commission based on the proceeds of the sale. Once the Breece Hill assets were sold Alliant requested payment of the commission, but did not receive it. Alliant then commenced an action against H&QGF, the Company and the parties listed above on May 25, 2001 in the Superior Court of the State of California, County of Santa Clara, alleging breach of contract, fraudulent conveyance of the Breece Hill assets and unjust enrichment on the part of H&QGF, and seeking general damages of $487,281. Alliant subsequently entered into a tolling agreement with Singlepoint Systems, Inc. ("SSI"), GMI and Breece Hill pursuant to which Alliant has agreed to dismiss the civil action against these three parties without prejudice. The parties also agreed that any statute of limitations would be tolled as to the causes of action alleged in the complaint for a period of four years provided that SSI, GMI and Breece Hill cooperate with Alliant in providing documents and information with respect to the action against H&QGF and MaxOptix Corporation. Management believes it is unlikely that there will be any further financial involvement on the Company's part with respect to the Alliant Partners litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "GBMT."

      The following are the high and low bid quotations for the Company's common stock as reported on OTCBB (for all of 2000 and the first quarter of 2001) and the Pink Sheets (for the second, third and fourth quarters of 2001) during each quarter of the fiscal years ended December 31, 2001 and 2000. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

           Year Ended December 31, 2001
-----------------------------------------------
          Quarter              High        Low
----------------------------  ------     ------
First                         $ .500     $ .200
Second                          .809       .260
Third                          1.359       .059
Fourth                         1.059       .309

           Year Ended December 31, 2000
-----------------------------------------------
          Quarter              High        Low
---------------------------  -------     ------
First                        $10.375     $6.250
Second                         5.750      2.094
Third                          2.500       .750
Fourth                          .800       .095

      As of March 25, 2002, the Company had approximately 356 holders of record of its common stock. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      NOVEMBER 2000 COMMON STOCK. Effective November 20, 2000, the Company entered into an agreement for the purchase of the Global Watch MVS product from Dabew, Inc. A portion of the purchase price was paid in the Company's Common Stock as follows: 350,000 shares of the Company's common stock, a certificate for which was issued in January 2002 to Norm Freedman, sole proprietor of Dabew, Inc., dated November 24, 2000. The common stock issued in connection with the acquisition is subject to customary registration rights. The issuance of common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere.

The foregoing plan of operation contains forward-looking statements that are subject to risks and uncertainties, which could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties, which could cause such a difference, are those relating to our Company's dependence upon certain key personnel, our ability to manage our growth, our Company's success in implementing our business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting our Company or our customers. Many of such risk factors are beyond the control of our Company and its management.

RESULTS OF OPERATIONS

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provide professional services to help our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. One of our businesses produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

Our second business, Lavenir, is a global leader in the printed circuit board industry. For over fifteen years, Lavenir has been providing innovative CAM and TEST software and state of the art raster photoplotters. Printed circuit board manufacturers worldwide rely on technology and products developed by Lavenir to automate the board manufacturing process.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net sales from continuing operations for the year ended December 31, 2001 were $4,133,780 as compared to net sales of $4,232,482 for year ended December 31, 2000. Net sales consists of the following items:

1) Systems sales were $1,609,188 in 2001 compared to $1,658,277 in 2000. The decrease in systems sales in 2001 was primarily due to decreased sales of VCC systems. In July 2001, after our reorganization, we began to expand our sales force to increase sales. Sales cycles take approximately nine months; therefore the company expects positive results in the second quarter of 2002 and continuing throughout the year.


2) For the year ended December 31, 2001, maintenance revenue was $1,568,611 as compared to $1,280,825 for the year ended December 31, 2000. The increase in maintenance fees in 2001 is related to the sale of new systems. We expect our maintenance revenue to increase in 2002 with increased hardware sales.


3) Revenues from the sale of our Lavenir Technology products were $765,190 for the year ended December 31, 2001 as compared to $1,283,776 for the year ended December 31, 2000. The decrease in Lavenir's sales is attributable to a downturn in the circuit board industry. We believe that the circuit board industry is starting to firm up. Our management team is adjusting product mix to fit the new market conditions. Printed circuit board manufacturers worldwide have relied on software technology and hardware products developed by Lavenir. We are working hard to leverage our products for the printed circuit board industries new direction.

4) Other revenues which include consulting fees, late fees collected and other items were $190,791 for the year ended December 31, 2001 as compared to $9,655. The increase was attributable to an increase in consulting fees.

Cost of sales as a percentage of sales decreased to 15% for the year ended December 31, 2001 from 37% in the prior period. This decrease is primarily related to a decrease in materials costs and labor costs due to the reduction of head count. Gross margin from continuing operations for the year ended December 31, 2001 was 85% compared to 63% for the year ended December 31 30, 2000.

Payroll and related benefit costs for the year ended December 31, 2001 were $2,702,355 compared to $2,755,851 for the year ended December 31, 2000. The decrease of $53,496 is related primarily to decreases in personnel.

For the year ended December 31, 2001, other selling, general and administrative expenses were $1,055,366 compared to $3,956,926 for the year ended December 31, 2000. The decrease of $2,901,560 was attributable to the following:

1) Amortization of purchased technology was $0 in 2001 compared to $1,028,759 in 2000. We wrote off all purchase technology in 2000 due to impairment.
2) For the year ended December 31, 2001, we incurred professional and technical expenses of $150,837 compared to $ 1,343,742 for the year ended December 31, 2000, a decrease of $1,192,905 due to the elimination of contract labor positions and a reduction in legal and accounting expenses that resulted from the divestitures and earn outs of business units that occurred in 2000.
3) We reduced other costs and expenses due to cost cuttings measures, the consolidation of administrative functions, and a reduction in office space.

Other operating expenses of $4,275,462 for the year ended December 31, 2000 consisted of the write-off of purchased technology and restructuring expenses of approximately $3,461,746, and expense incurred from the settlement of a patent dispute of $615,611. We did not incur any of these expenses during the year ended December 31, 2001.

Other expenses of $15,610 for the year ended December 31, 2001 consisted of interest and penalty expense compared to $1,683,755 in 2000. Interest and penalties expense decreased in 2001. During the year ended December 31, 2000, we incurred interest and penalty expenses due to the issuance of common stock in exchange for the reduction of debt and penalties related to the preferred stock.

For the year ended December 31, 2001, we had a gain from discontinued operations of $975.798 attributable to settlement of debt compared to a loss from discontinued operations of $2,071,054 for the year ended December 31, 2000.

We reported net income for the year ended December 31, 2001 of $704,501 compared to net loss for the year ended December 31, 2000 of $(12,086,195). This translates to an overall per-share income of $0.01 for the year ended December 31, 2001 compared to a per share loss of $(2.36) for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had negative working capital of $8,906,646 compared to negative working capital of $9,117,773 as of December 31, 2000. The decrease in negative working capital is related primarily to the rescission of asset purchase agreements entered into during fiscal 2000. Our operations have been funded by loans from third parties and the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested. Additionally, in March 2002, we entered into a modification agreement with our preferred stockholders,

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth are dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

Net cash used in operating activities for the year ended December 31, 2001 was $18,415 compared to $5,250,043 used in such activities during the year ended December 31, 2000. The major adjustments to reconcile the 2000 net loss of $(12,086,195) to the net cash used in operating activities were the net change in net liabilities from discontinued operations of $3,437,450 offset by a write down of purchased technology and other assets of $3,895,164, issued equity instruments for services of $2,333,164, amortization of purchased technology of $1,028,759, a decrease in other net assets of approximately $2,667,000 and depreciation expense of $349,101.

Cash used by investing activities for the year ended December 31, 2001 was $34,365 from the purchase of property and equipment. Cash used by investing activities during the year ended December 31, 2000 was $236,954 and reflects purchases of property and equipment of $28,315, investment in other intangibles of $44,639, and an increase in a net increase in a note receivable of $164,000.

Net cash provided by financing activities for the year ended December 31, 2001 was $89,928. This reflects payments of long-term debt of $5,072 and proceeds of long-term debt of $95,000. Net cash provided by financing activities for the year ended December 31, 2000 was $3,398,619. This reflects net proceeds from the issuance of preferred stock of $3,300,000. Cash was also provided by the issuance of common stock amounting to $558,496 primarily from the sale of stock through a private placement. Additionally, cash was used in payments of long term debt amounting to $153,899 and the payment of debt costs of $415,478.

Presently, with the divestiture of all but our VCC and Lavenir operations and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement of liabilities related to our discontinued operations. Additionally, we have restructured our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force and have recently hired one additional sales person and two resellers. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the expense reduction programs implemented during the first quarter of 2001. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, the completion of our projected asset and business sales, or successful re-negotiation of existing debt.

RECENT PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning

January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. We do not believe the adoption of these standards will have a material impact on our financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of these standards will have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We do not believe the adoption of these standards will have a material impact on our financial statements.

RECENT DEVELOPMENTS

      MODIFICATION AGREEMENT WITH PREFERRED HOLDERS. Effective March 18, 2002, the Company entered into a modification agreement and release (the "Modification Agreement") with the holders (the "Series D-G Holders") of its Series D, E, F and G convertible preferred stock (collectively, the "Series D-G Preferred Stock"), under which the preferred holders conditionally agreed to modify certain terms of the Preferred Documents relating to the Preferred Stock (each as defined in the modification agreement) including the following:

o     suspension of conversion of the Series D-G Preferred Stock for an initial period of six months from the effective date of the Modification Agreement;
o     rescission of outstanding redemption and conversion notices delivered to the Company with respect to the Series D-G Preferred Stock;
o     waiver of defaults by the Company under the Preferred Documents and waiver of accrued penalties associated therewith;
o     waiver of penalties accrued under the Registration Rights Agreements
            (as defined in the Modification Agreement); and
o     amendment of the Preferred Documents, including provisions relating to the following
            o suspension of the Company's obligation to file (or refile) registration statements with respect to the shares underlying each series of preferred stock referenced in the Modification Agreement;
            o suspension of conversion of any Series D-G Preferred Stock for an initial period of six months, and limits on conversion for specified periods thereafter;
            o modification of the conversion formula as follows: as of the date of the Modification Agreement, the conversion discount shall equal 5% if the current market price per share of common stock is $1.00 to $1.24; 10% if the current market price is $1.25 to $1.49; 15% if the current market price is $1.50 to $1.74; 20% if the current market price is $1.75 to $2.00; and 25% if the current market price is $2.00 or more;
            o limitations on daily sales of the Company's common stock by the preferred holders;
            o waiver of the accrual of dividends on the Series D-G Preferred Stock accruing from and after June 15, 2001; and
            o continuation of the Company's right to exercise its redemption rights at a price per preferred share equal to 110% multiplied by the stated value plus accrued dividends through June 15, 2001.

The agreement also provides that the Company shall not issue any further warrants or stock options to Dale Ragan or William Erhart (or their respective affiliates or family members), except that each of Mr. Ragan and Mr. Erhart shall each be entitled to the issuance of warrants from time to time as conversions by the Series D-G Holders occur, in an amount equal to (i) the number of shares issued to each of the Series D-G Holders upon a conversion of preferred shares, divided by 1.10, multiplied by
(ii) ten percent (with respect to Mr. Ragan) or three percent (with respect to Mr. Erhart).

      The provisions with respect to amendment of the Preferred Documents and all waivers of defaults and penalties are conditional upon the Company's compliance with the terms of the Modification Agreement and the Preferred Documents as modified by the Modification Agreement, and are null and void if the Company defaults under any of the terms and conditions of the Modification Agreement or of the Preferred Documents as modified by the Modification Agreement.

      NAME CHANGE. Effective February 28, 2001, the Board of Directors of the Company approved a change in the Company's name from Singlepoint Systems, Inc. to Global MAINTECH Corporation. The name change will be adopted upon shareholder approval. The Company's current stock symbol is GBMT.

      CHANGE IN MARKET FOR COMMON EQUITY. The Company's common stock is currently traded on OTCBB. From May 23, 2001 until November 6, 2001, however, due to the Company's failure to timely file its annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2001, the Company was removed from listing on OTCBB and quotations for its common stock were available on the Pink Sheets. The Company filed all required reports and by November 6, 2001 became eligible once again for listing on OTCBB.

      DIVESTITURES.  See "Divestitures," above.

      SETTLEMENT OF BREECE HILL LITIGATION. On February 3, 2000 the Company entered into a stock purchase agreement with Tandberg Data ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital and Cruttenden Roth, Incorporated, under which Tandberg agreed to purchase the Company's Breece Hill Technologies subsidiary. The Company's shareholders approved the transaction at a special meeting held on April 5, 2000. Shortly thereafter, Tandberg informed the Company that it did not believe that its shareholders would approve the transaction and, in a meeting on May 4, 2000, Tandberg's shareholders failed to approve the acquisition. On July 17, 2000, the Company's and Breece Hill filed a lawsuit against Tandberg in the United States District Court for the District of Minnesota for various claims arising out of Tandberg's shareholders' failure to approve the acquisition. On August 4, 2000, Tandberg Data, Inc. filed suit against Breece Hill, also in the United States District Court for the District of Minnesota, alleging that Breece Hill failed to pay for approximately $800,000 in tape drives that Tandberg Data had delivered to Breece Hill. Breece Hill denies Tandberg Data, Inc.'s claims and damages. Breece Hill brought a counterclaim in the same suit for various claims arising out of promises Tandberg, Inc., made in connection with the proposed acquisition of Breece Hill, and Tandberg's failure to consummate the acquisition. The Company sought a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's breach of the stock purchase agreement and its failure to acquire Breece Hill. The Company and Breece Hill further sought a judgment against Tandberg in an amount in excess of $75,000 to be determined at trial for damages resulting from Tandberg's failure to honor its promises to us and Breece Hill. Both suits have been settled by the parties with a waiver by each party of all claims against each other party.

      BREECE HILL EARN OUT. The former Breece Hill shareholders claim entitlement to an earn out pursuant to an earlier merger agreement. They claim entitlement to 2,000,000 shares of the Company's common stock, $1,600,000 in cash, and a transfer of the MaxOptix warrants held by the Company. The Company's current management is reviewing the legitimacy of entitlement and has received information from prior legal counsel that the earn out calculation is extremely inflated. In addition, the Board of Directors at the time the merger agreement was entered into included two members who were former Breece Hill shareholders, representing a significant conflict of interest. Further, the same directors made material misrepresentations relating to the value of a lawsuit against Tandberg for failure to consummate the Breece Hill purchase agreement and did not disclose the legitimacy of the $800,000 debt that was owed to Tandberg. The current management intends to aggressively defend any action that would be brought by the former Breece Hill shareholders and is considering suing the former directors for damages stemming from their conduct.

ITEM 7.  FINANCIAL STATEMENTS.



                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2001 and 2000






                                    CONTENTS



Report of Independent Certified Public Accountants......................   15

Consolidated Financial Statements:

  Consolidated Balance Sheet............................................   16

  Consolidated Statements of Operations.................................   17

  Consolidated Statement of Changes in Stockholders' Equity (Deficit)... 18-A&B

  Consolidated Statements of Cash Flows.................................   19

Notes to Consolidated Financial Statements..............................  20-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Global Maintech Corporation
Bloomington, MN

We have audited the accompanying consolidated balance sheet of Global Maintech Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Maintech Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                                Feldman Sherb & Co., P.C.
                                                Certified Public Accountants
February 15, 2002
New York, New York

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


                                     ASSETS

CURRENT ASSETS:
  Cash ........................................................... $     72,900
  Accounts receivable, net .......................................      710,574
  Inventories ....................................................      587,490
  Prepaid expenses and other .....................................       71,680
                                                                   -------------
      Total current assets .......................................    1,442,644
                                                                   -------------

Property and equipment, net ......................................       72,029
Intangibles assets, net ..........................................       19,735
                                                                   -------------
      Total assets ............................................... $  1,534,408
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ............................................... $    443,982
  Current portion of  notes payable ..............................      102,688
  Accrued liabilities, compensation and payroll taxes ............    1,468,452
  Accrued interest and penalties .................................      490,030
  Accrued dividends ..............................................    1,317,108
  Deferred revenue ...............................................      741,143
  Net liabilities of discontinued operation ......................    5,785,887
                                                                   -------------
      Total current liabilities ..................................   10,349,290

  Notes payable ..................................................        1,751
                                                                   -------------
      Total liabilities ..........................................   10,351,041
                                                                   -------------
STOCKHOLDERS' DEFICIT:
  Voting, convertible preferred stock - Series A, no par value;
  887,980 shares authorized; 63,956 shares issued and outstanding;
  total liquidation preference of outstanding shares-$32,586 .....       30,012

  Voting, convertible preferred stock - Series B, no par value;
  123,077 shares authorized; 51,023 shares issued and outstanding
  total liquidation preference of outstanding shares-$1,678,040 ..    1,658,270

  Convertible preferred stock - Series D, no par value;
  2,775 shares authorized; 1,563 shares issued and outstanding
  total liquidation preference of outstanding shares-$1,563,000 ..    1,080,252

  Convertible preferred stock - Series E, no par value;
  2,675 shares authorized; 1,702 shares issued and outstanding
  total liquidation preference of outstanding-$1,702,000 .........    1,352,775

  Convertible preferred stock - Series F, no par value;
  2,000 shares authorized; 2,000 shares issued and outstanding
  total liquidation preference of outstanding-$2,000,000 .........    1,373,475

  Convertible preferred stock - Series G, no par value;
  1,000 shares authorized; 600 shares issued and outstanding
  total liquidation preference of outstanding shares-$600,000 ....      562,500

  Common stock, no par value; 18,500,000 shares authorized;
  10,052,155 shares issued and outstanding .......................            -

Additional paid-in-capital .......................................   40,595,613

Accumulated deficit ..............................................  (55,469,530)
                                                                   -------------
      Total stockholders' deficit ................................   (8,816,633)
                                                                   -------------
      Total liabilities and stockholders' deficit ................ $  1,534,408
                                                                   =============

          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended December 31,
                                                     ---------------------------
                                                        2001           2000
                                                     -----------   -------------
Net sales ...........................................$4,133,780      $4,232,482

Cost of sales .......................................   631,746       1,575,629
                                                     -----------   -------------
         Gross profit ............................... 3,502,034       2,656,853
                                                     -----------   -------------
Operating expenses:
  Payroll and related benefits ...................... 2,702,355       2,755,851
  Other selling, general and administrative ......... 1,055,366       3,956,926
  Other operating expenses ..........................         -       4,275,462
                                                     -----------   -------------

         Total operating expenses ................... 3,757,721      10,988,239
                                                     -----------   -------------

         Loss from operations .......................  (255,687)     (8,331,386)
                                                     -----------   -------------
Other income (expense):
  Interest and penalty expense ......................   (15,742)     (1,724,379)
  Interest income ...................................       132          11,896
  Other .............................................         -          28,728
                                                     -----------   -------------

         Total other income (expense), net ..........   (15,610)     (1,683,755)
                                                     -----------   -------------

Loss from continuing operations .....................  (271,297)    (10,015,141)

Discontinued operations:
  Gain (loss) on disposal of discontinued operations;
      net of tax ....................................   975,798      (2,071,054)
                                                     -----------   -------------

Net income (loss) ...................................   704,501     (12,086,195)

Accrual of cumulative dividends on preferred stock ..  (607,929)       (449,261)
Attribution of beneficial conversion feature on
      preferred stock ...............................         -      (4,298,861)
                                                     -----------   -------------

Net income (loss) attributable to common stockholders   $96,572    $(16,834,317)
                                                     ===========   =============
Basic and diluted loss per common share:
  Loss from continuing operations ...................    $(0.09)         $(2.07)
  Income (loss) from discontinued operations ........      0.10           (0.29)
                                                     -----------   -------------
  Net income (loss) per common share ................     $0.01          $(2.36)
                                                     ===========   =============
Shares used in calculations:
  Basic and diluted .................................10,052,155       7,138,405
                                                     ===========   =============

          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                           Preferred Stock A   Preferred Stock B     Preferred Stock C     Preferred Stock D     Preferred Stock E
                            Shares    Amount   Shares     Amount     Shares     Amount     Shares     Amount     Shares    Amount
                           --------  --------  -------  -----------  -------  -----------  -------  -----------  ------  -----------
Balance at
  December 31, 1999 ....... 86,896   $40,765   51,632   $1,678,069    1,675   $1,368,712        -          $ -   2,675   $2,097,605

Net loss ..................      -         -        -            -        -            -        -            -       -            -

Sales of preferred stock
  series D ................      -         -        -            -        -            -      700      310,000       -            -

Sales of preferred stock
  series F ................      -         -        -            -        -            -        -            -       -            -

Sales of preferred stock
  series G ................      -         -        -            -        -            -        -            -       -            -

Stock issue costs .........      -         -        -            -        -            -       50      (91,250)      -            -

Stock and stock options
  issued for services .....      -         -        -            -        -            -        -            -       -            -

Issuances of common stock
  in connection with
  acquisitions of Lavenir .      -         -        -            -        -            -        -            -       -            -

Exercise of common
  stock options ...........      -         -        -            -        -            -        -            -       -            -

Accrual of dividends on
  preferred stock .........      -         -        -            -        -            -        -            -       -            -

Issuance  of common stock
  in connection with
  preferred stock penalties
  and other penalties .....      -         -        -            -        -            -        -            -       -            -

Conversion of preferred
  series C to series D ....      -         -        -            -   (1,675)  (1,368,712)   1,675    1,368,712       -            -

Conversion of
  notes payable ...........      -         -        -            -        -            -      300      300,000       -            -

Receipt of payment on notes
  receivable  and reclass .      -         -        -            -        -            -        -            -       -            -

Conversion of preferred
  shares to common shares .(22,940)  (10,753)    (609)     (19,799)       -            -   (1,162)    (807,210)   (973)    (744,830)
                           --------  --------  -------  -----------  -------  -----------  -------  -----------  ------  -----------
Balance at
  December 31, 2000 ....... 63,956    30,012   51,023    1,658,270        -            -    1,563    1,080,252   1,702    1,352,775

Net income ................      -         -        -            -        -            -        -            -       -            -

Accrual of dividends on
  preferred stock .........      -         -        -            -        -            -        -            -       -            -
                           --------  --------  -------  -----------  -------  -----------  -------  -----------  ------  -----------
Balance at
  December 31, 2001 ....... 63,956   $30,012   51,023   $1,658,270        -          $ -    1,563   $1,080,252   1,702   $1,352,775
                           ========  ========  =======  ===========  =======  ===========  =======  ===========  ======  ===========

          See accompanying notes to consolidated financial statements

                                      18-A

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                               Preferred        Preferred                       Additional     Notes
                                Stock F          Stock G        Common Stock     Paid-in     Receivable   Accumulated
                           Shrs     Amount     Shr   Amount     Shares    Amt    Capital      Officer       Deficit        Total
                           -----  -----------  ---  --------  ----------  ---  ------------  ----------  -------------  ------------
Balance at
  December 31, 1999 .......    -         $ -     -       $ -   5,404,099  $ -  $35,117,564   $(235,500)  $(43,030,646)  $(2,963,431)

Net loss ..................    -           -     -         -           -    -            -           -    (12,086,195)  (12,086,195)

Sales of preferred stock
  series D ................    -           -     -         -      21,000    -      558,000           -              -       868,000

Sales of preferred stock
  series F ................2,000   1,612,500     -         -           -    -      387,500           -              -     2,000,000

Sales of preferred stock
  series G ................    -           -   600   562,500           -    -       37,500           -              -       600,000

Stock issue costs .........    -    (239,025)    -         -           -    -      (85,203)          -              -      (415,478)

Stock and stock options
  issued for services .....    -           -     -         -     109,177    -      533,177           -              -       533,177

Issuances of common stock
  in connection with
  acquisitions of Lavenir .    -           -     -         -     504,085    -      787,500           -              -       787,500

Exercise of common
  stock options ...........    -           -     -         -     232,164    -      558,496           -              -       558,496

Accrual of dividends on
  preferred stock .........    -           -     -         -           -    -            -           -       (449,261)     (449,261)

Issuance of common stock
  in connection with
  preferred stock penalties
  and other penalties .....    -           -     -         -     209,468    -    1,172,487           -              -     1,172,487

Conversion of preferred
  series C to series D ....    -           -     -         -           -    -            -           -              -             -

Conversion of
  notes payable ...........    -           -     -         -       9,000    -       72,000           -              -       372,000

Receipt of payment on notes
  receivable  and reclass .    -           -     -         -           -    -     (126,000)    235,500              -       109,500

Conversion of preferred
  shares to common shares .    -           -     -         -   3,563,162    -    1,582,592           -              -             -
                           -----  -----------  ---  --------  ----------  ---  ------------  ----------  -------------  ------------
Balance at
  December 31, 2000 .......2,000   1,373,475   600   562,500  10,052,155    -   40,595,613           -    (55,566,102)   (8,913,205)

Net income ................    -           -     -         -           -    -            -           -        704,501       704,501

Accrual of dividends on
  preferred stock .........    -           -     -         -           -    -            -           -       (607,929)     (607,929)
                           -----  -----------  ---  --------  ----------  ---  ------------  ----------  -------------  ------------
Balance at
  December 31, 2001 .......2,000  $1,373,475   600  $562,500  10,052,155  $ -  $40,595,613         $ -   $(55,469,530)  $(8,816,633)
                           =====  ===========  ===  ========  ==========  ===  ============  ==========  =============  ============

          See accompanying notes to consolidated financial statements

                                      18-B

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                     ---------------------------
                                                                                        2001           2000
                                                                                     ----------    -------------
Cash flows from operating activities:
Loss from continuing operations .................................................    $(271,297)    $(10,015,141)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Stock, options, and warrants issued for services and payment of interest ....            -        2,333,164
    Depreciation and amortization ...............................................      158,668          349,101
    Amortization of purchased technologies and other intangibles ................            -        1,028,759
    Loss on disposal of property and equipment ..................................            -          139,080
    Write off of note receivable ................................................      164,000                -
    Loss from asset write-offs ..................................................            -        3,756,084
    Changes in operating assets and liabilities:
        Accounts receivable .....................................................     (263,321)         248,721
        Inventories .............................................................     (223,622)         958,467
        Prepaid expenses and other ..............................................        7,554          204,699
        Accounts payable ........................................................      353,736          698,043
        Accrued liabilities, compensation and payroll taxes .....................     (188,046)         919,500
        Accrued interest and penalties ..........................................           30         (312,801)
        Deferred revenue ........................................................      232,110          (49,215)
                                                                                     ----------    -------------

    Cash (used in) provided by continuing operating activities ..................      (30,188)         258,461
                                                                                     ----------    -------------

Income (loss) from discontinued operations ......................................      975,798       (2,071,054)
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by (used in) discontinued activities:
    Net decrease in net liabilities of discontinued operations ..................     (964,025)      (3,437,450)

    Cash provided by (used in) discontinued operating activities ................       11,773       (5,508,504)
                                                                                                   ------------

    Cash used in operating activities ...........................................      (18,415)      (5,250,043)

Cash flows from investing activities:
  Purchase of property and equipment ............................................      (34,365)         (28,315)
  Investment in other intangibles ...............................................            -          (44,639)
  Increase in note receivable ...................................................            -         (214,000)
  Payments received on notes receivable .........................................            -           50,000
                                                                                     ----------    -------------

   Cash used by investing activities ............................................      (34,365)        (236,954)
                                                                                     ----------    -------------
Cash flows from financing activities:
 Disbursements for deferred debt costs ..........................................            -         (415,478)
 Proceeds from note receivable ..................................................            -          109,500
 Proceeds from issuance of common stock .........................................            -          558,496
 Net proceeds from issuance of preferred stock ..................................            -        3,300,000
 Proceeds from long-term debt ...................................................       95,000                -
 Payments of long-term debt .....................................................       (5,072)        (153,899)
                                                                                     ----------    -------------

     Cash provided by financing activities ......................................       89,928        3,398,619
                                                                                     ----------    -------------

     Net increase (decrease) in cash ............................................       37,148       (2,088,378)

     Cash and cash equivalents at beginning of year .............................       35,752        2,124,130
                                                                                     ----------    -------------
     Cash and cash equivalents at end of year ...................................    $  72,900     $     35,752
                                                                                     ==========    =============
Supplemental disclosure of cash flow information:
 Cash paid for:  Interest .......................................................          $ -              $ -
                                                                                     ==========    =============
                 Income taxes ...................................................          $ -              $ -
                                                                                     ==========    =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of preferred stock for note payable ................................          $ -     $    300,000
                                                                                     ==========    =============
    Issuance of common stock in connection with acquisition .....................          $ -     $    400,000
                                                                                     ==========    =============
    Accrual of dividends payable ................................................    $ 607,929     $    449,261
                                                                                     ==========    =============
    Conversion of preferred stock to common stock ...............................          $ -     $  1,582,592
                                                                                     ==========    =============

          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Global Maintech Corporation and subsidiaries (the "Company"), through its Virtual Command Center business and its Lavenir Technology business), supply world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

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

RECENT PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated on a first in, first out (FIFO) basis at the lower of cost or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is comprised primarily of computer and office equipment. The Company uses the straight-line method of depreciation. Depreciation is provided based upon useful lives of the respective assets, which generally have lives of three to five years. Maintenance and repairs are charged to expense as incurred.

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

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PURCHASED TECHNOLOGY AND OTHER INTANGIBLES

The Company recorded the excess of purchase price over net tangible assets as purchased technology and customer lists based on the fair value of these intangibles at the date of purchase. These assets were amortized over their estimated economic lives of three to five years using the straight-line method. Recorded amounts for purchased technology are regularly reviewed and recoverability assessed. The review considers factors such as whether the amortization of these capitalized amounts can be recovered through forecasted undiscounted cash flows. During the year ended December 31, 2000, the Company determined that its purchased technologies were impaired and recorded a charge to operations amounting to $3,659,851. Additionally, in year 2000, the Company discontinued operations of substantially all of its subsidiaries and accordingly, wrote off all remaining purchased technology to discontinued operations.

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During 2001 and 2000, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive.

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

RECLASSIFICATIONS

Certain amounts previously reported in 2000 have been reclassified to conform to the 2001 presentation.

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

                   GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2-BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2001 and 2000, the Company incurred a net loss from operations of $271,297 and $10,015,141, respectively. At December 31, 2001, the Company had a working capital deficit of $8,906,646 and a stockholders' deficit of $8,816,633. In addition, during 2000, the Company disposed of substantially all of its subsidiaries, for which the Company recorded a loss on disposal of $2,071,054.

In 2000, the Company had negotiated and resolved approximately $5,900,000 of current liabilities by issuance of equity securities for certain acquisition earn out obligations and the rescission of certain acquisition agreements (See
Note 3). The completion of the disposal of BHT and other subsidiaries and resolution of earn out liabilities aided in reducing the Company's working capital deficit. In January and February 2000, the Company issued Series D and F Convertible Preferred Stock with combined gross proceeds of $2,700,000 (see Note
8). Furthermore, during the last fiscal quarter of 2000, the Company appointed a new Chief Executive Officer and other executive management (the appointments were approved by the Board of directors in January 2001), who took action to reduce future operating expenses in an effort to improve operating margins in 2001. In the first fiscal quarter of 2001 the Company implemented additional budgetary controls and established performance criteria to monitor expenses and improve financial performance. In addition, the Company has and is currently negotiating with vendors to settle overdue payables.

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

NOTE 3-DISCONTINUED OPERATIONS

BREECE HILL TECHNOLOGIES, INC.

On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. subsidiary ("BHT"), which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. Accordingly, the loss from the disposal of this segment and the financial position, results of operations and cash flows of BHT have been separately presented as discontinued operations, and eliminated from the continuing operations amounts in the accompanying consolidated financial statements and notes thereto.

As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations in 2001 and 2000.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3-DISCONTINUED OPERATIONS (CONTINUED)

BREECE HILL TECHNOLOGIES, INC. (CONTINUED)

During the year ended December 31, 2000, the Company recorded a gain from discontinued operations related to this subsidiary amounting to approximately $1,000,000. On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"). In summary, the Company transferred all of the assets of BHT to the H&QGF in satisfaction of BHT's obligation to H&QGF in the amount of approximately $5,900,000. As of December 31, 2001 and 2000, the Company has liabilities related to this discontinued operation of $4,200,000.

SALE OF ASSETS ACQUIRED FROM ASSET SENTINEL, INC

Effective March 31, 2000 the Company amended the Asset Purchase Agreement dated as of October 1, 1998 by and among the Company, Global Maintech, Inc. ("GMI"), and Asset Sentinel, Inc. ("ASI"), in which the assets of ASI were purchased by GMI. Pursuant to the amendment, the assets were returned to ASI. ASI also received a release from GMI and the Company for all claims arising out of the association of ASI with GMI and the Company. In exchange for the foregoing, ASI released all claims it might have against the Company and GMI relating to the parties' activities before March 31, 2000 and assumed various obligations and contracts related to the assets transferred. Loss from operations of ASI from the period of January 1, 2000 through the discontinued operations measurement date (March 31, 2000) of $90,438 and reflects no net sales. The gain on disposal of ASI was $69,497.

ASSET SALE TO MT ACQUIRING CORP

The Company, GMI, and Magnum Technologies, Inc., a wholly owned subsidiary of GMI ("Magnum"), sold all of the business and properties used by GMI in connection with its business conducted under the Magnum name pursuant to an Agreement of Purchase and Sale of Assets made as of January 26, 2000 by and among MT Acquiring Corp., Tim Hadden, Greg Crow, GMI, Magnum and the Company. In the sale, MT Acquiring Corp. received properties and three software products used to provide network monitoring and analysis services: CAP-TREND, Coordinator and Advantage. MT Acquiring Corp. and it principals, Tim Hadden and Greg Crow, also received a release from GMI, Magnum and the Company for all claims arising out of the association of MT Acquiring Corp.'s principals with GMI, Magnum and the Company. In exchange for the foregoing, MT Acquiring Corp. and its principals released all claims against the Company, GMI and Magnum relating to the parties' activities before January 26, 2000, assumed various obligations and contracts related to the business, and delivered a subordinated promissory note payable to the Company in the amount of $214,000. The note bears interest at six percent annually and provides for four semi-annual payments of principal and interest from the date of the note until its maturity date of December 30, 2001. As of December 31, 2000, the note receivable balance amounted to $164,000, the balance of which was written off in 2001.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3-DISCONTINUED OPERATIONS (CONTINUED)

SETTLEMENT AGREEMENT WITH IGI

The Company has signed a letter of intent and has negotiated the transfer of certain assets and the termination of various software licenses under a proposed settlement agreement between the Company and Infinite Graphics, Inc. ("IGI"). The Company acquired the assets and licenses under a February 27, 1998 License and Asset Purchase Agreement with IGI. The assets to be transferred would include those used by GMI in designing, assembling and marketing computer-aided design and manufacturing software systems that operate on a variety of mid-range and personal computer platforms. The terminated licenses would include an exclusive software license of software products used in the business and a non-exclusive license of software used in both the Company's business and IGI's business. The transfer and termination would be made in exchange for IGI's assumption of specific contracts and liabilities related to the assets and for mutual release of all claims arising from the License and Asset Purchase Agreement, including IGI's release of payment obligations of the Company. As of December 31, 2000, the Company had discontinued all operations of IGI.

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

On December 20, 2000, the Company signed a Rescission and Settlement Agreement (the "Agreement") with Enterprise Solutions, Inc. (ESI). Subject to certain terms and conditions and in settlement of all disputes and claims that any of the parties may have with or against each other, the Company transferred back all transferred assets and all other assets that were part of the business. These assets, among other things, included certain trademarks and fixed assets. In exchange for the return of these assets, all shareholder options held by ESI shareholders were cancelled. Additionally, ESI assumed all liabilities amounting to approximately $590,000 related to such transferred assets. As security for ESI's obligation to indemnify the Company with respect to the liabilities assumed by ESI, ESI granted the Company a security interest in XO Technologies, Inc. common shares.

Net losses of ESI amounting to approximately $3,655,211 from the period January 1, 2000 through the discontinued operations measurement date (December 20, 2000) have been included in discontinued operations. Additionally, the Company recorded a net gain from discontinued operations on the ESI rescission and settlement agreement of $2,851,587 which consists of the write-off of intangible assets of $4,897,607, a loss from the transfer of account receivables to ESI of $689,645, a write off of other assets of $351,219 and a gain for the assumption of liabilities by ESI of $8,890,059. Additionally, the Company accrued a liability of $100,000 related to this rescission agreement.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3-DISCONTINUED OPERATIONS (CONTINUED)

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

Net losses from discontinued operations related to SSI Ltd. amounted to $68,844.


NOTE 4-INVENTORIES

At December 31, 2001, inventories consist of the following:


   Raw materials                          $491,286
   Completed systems and finished goods     96,204
                                          --------

        Total                             $587,490
                                          ========


NOTE 5-CAPITAL ASSETS

At December 31, 2001, the Company's capital assets are comprised of the following:

Property and equipment
   Computers and office equipment      $ 1,514,105
   Accumulated depreciation             (1,442,076)
                                       ------------

 Property and equipment, net           $    72,029
                                       ============

Intangible assets
   Patents                             $    69,826
   Accumulated amortization                (50,091)
                                       ------------

   Intangible assets, net              $    19,735
                                       ============

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

ACQUISITION OF GLOBAL WATCH PRODUCT:

On November 20, 2000, the Company purchased the right to its "Global Watch" product. Under the terms of the Global Watch Agreement, the total purchase price of $1,350,000 is comprised of the following: (a) $1,350,000 cash which shall be paid by the Company at a rate of five percent of gross monies collected on purchase orders on every Global Watch product sold by the Company, and (b) 350,000 shares of the Company's common stock issuable as of November 20, 2000. These shares were issued in January 2002. Accordingly, the Company has included in accrued expense the fair market value of common shares issuable under this agreement of $33,250. As of December 31, 2001, the Company has reflected accrued consideration due under this agreement of $945,906, which has been included in accrued liabilities. Additionally, in connection with this agreement, the Company shall pay a minimum licensing fee of $125,000 per year.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - NOTES PAYABLE

At December 31, 2001, notes payable are comprised of the following:

Equipment loans; due through 2003, bearing interest at 9% to 21% .....$   9,439

Note payable to the Company made by an officer of the Company, due July 31, 2002, bearing interest at 12% per annum and
   secured by assets of the Company ..................................   95,000
                                                                       ---------

                                                                        104,439

Less: current portion ................................................ (102,688)
                                                                       ---------


Current portion of notes payable .....................................    1,751
                                                                       =========

In May 1999, the Company entered into a loan and security agreement and has since executed certain amendments (collectively, the "1999 Debt Agreement") that provided for (a) a senior revolving loan maturing in May 2000, (b) a convertible term loan, and (c) a term loan. Various amendments were made to the 1999 Debt Agreement throughout 2000. Borrowings under the 1999 Debt Agreement were secured by all of the assets of the Company, exclusive of those of its BHT subsidiary. As of December 31, 1999, the Company was not in compliance with the 1999 Debt Agreement and had entered into certain forbearance agreements with the lender. These agreements established a forbearance period through March 31, 2000 during which, among other things, collection of accounts receivable was made through a bank lockbox and these proceeds were immediately applied to outstanding borrowings. Interest rates on borrowings subject to the 1999 Debt Agreement were increased 3% per annum, certain modifications to the borrowing base formula were in effect, and 50% of proceeds from equity issuances and 75% of proceeds from other debt issuances were to be paid to the lender. The Company was unable to comply with all of the terms of the forbearance agreements.

On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC. In summary, the Company transferred all of the assets of BHT to H&QGF in satisfaction of BHT's obligation to H&QGF under the loan agreement and other loan documents as discussed above in the amount of approximately $5,890,000.

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

AUTHORIZED SHARES OF COMMON STOCK

On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000. As of December 31, 2001, the Company does not have enough authorized common shares to cover conversion of all of the outstanding warrants, options and preferred stock.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

PREFERRED STOCK

SERIES B CONVERTIBLE PREFERRED STOCK ISSUANCE: From late August 1998 until December 31, 1998, the Company sold 67,192 units in a private placement of securities. Each unit consisted of one share of Series B Preferred Stock (the "Series B Stock") and one warrant to purchase shares of common stock. The purchase price per unit was $32.50. Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to 8% of the per share purchase price. Beginning in February 1999, each share of Series B Stock is convertible into that number of shares of common stock equal to the per unit purchase price divided by 80% of the average closing bid price of the common stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $12.50 nor less than $3.75. The beneficial conversion feature present in the issuance of the Series B Stock as determined on the date of issuance of the Series B Stock totaled $562,392 and was treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series B Stock to the earliest date such shares may be converted. All outstanding shares of Series B Preferred Stock will be automatically converted into common stock on September 23, 2001. As of December 31, 2001, no conversion had occurred.

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

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series D Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series D Stock. This penalty is equal to 2% of the purchase price of the Series D Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. The registration statement was declared effective July 24, 2000. During the year ended December 31, 2000, certain Series D shareholders converted 1,162 shares of Series D Stock into 1,850,371 shares of common stock. (See Note 12-Subsequent Events related to Modification Agreement signed by Preferred Shareholders.)

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

The Company issued 25 shares of Series E Stock to the placement agent in return for capital raising services and incurred approximately $292,000 in other capital raising cost with respect to this private offering. (See Note 12-Subsequent Events related to Modification Agreement signed by Preferred Shareholders.)

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

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series F Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series F Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series F stockholders have waived all penalties related to the non-registration of these shares. (See Note 12-Subsequent Events related to Modification Agreement signed by Preferred Shareholders.)

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

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series G Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series G Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series G stockholders have waived all penalties related to the non-registration of these shares. (See Note 12-Subsequent Events related to Modification Agreement signed by Preferred Shareholders.)

COMMON STOCK WARRANTS: During 2000, the Company issued warrants to purchase 162,000 shares of its common stock for $1.62-$11.00 per share in connection with the issuance of preferred series D, F and G. The following table summarizes the Company's warrants outstanding at December 31, 2001.

               Range of                          Weighted average
            EXERCISE PRICE         NUMBER         EXERCISE PRICE
            --------------        ---------      ----------------

            $    1.80-4.00           68,279          $  2.09
                 5.40-8.30        1,219,696             7.24
                9.00-13.00          256,336            10.44
               16.25-20.63          595,268            18.38
                                  ---------          -------

                                  2,139,579          $ 10.55
                                  =========          =======

COMMON STOCK OPTIONS: The Company's 1999 Stock Option Plan (the "Plan") provides for granting to the Company's employees, directors and consultants, qualified incentive and nonqualified options to purchase common shares of stock. The plan provides options exercisable for a maximum of 1,200,000 shares of common stock to be granted. Both incentive and nonqualified stock options may be granted under the Plan. The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant. The term of each option is fixed by the committee; provided, however, that the term of an Incentive Stock Option shall not exceed ten years from the grant date.
For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option may not exceed 5 years from the date of grant.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

During 2001, the Company granted options to purchase 752,500 shares of common stock to certain employees of the Company. The options are exercisable at per share prices ranging from $.16 to $.80 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

During 2001, the Company granted options to purchase 140,000 shares of common stock to consultants of the Company. The options are exercisable at per share prices ranging from $.45 to $.50 per share, which was the fair market value of the common stock at the grant date. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options with the following assumptions used for grants during the year ended December 31, 2001 and 2000: Since no options vest in 2001, no compensation expense has been recorded. The per-share weighted average fair value of stock options granted during 2001 and 2000 was $0.35 and $0.25, respectively, on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                              Years Ended December 31,
                                              2001                2000
                                              ----                ----

     Expected dividend yield                    0%                  0%
     Risk-free interest rate                  5.0%                5.5%
     Annualized volatility                    150%                158%
     Expected life, in years                    5                   5

Stock option activity for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                   Number of    Weighted average
                                                    shares       exercise price
                                                  -----------    --------------
Outstanding at December 31, 1999 ................. 1,701,500          6.42
    Granted ...................................... 2,481,000          0.48
    Exercised ....................................  (232,164)         2.41
    Canceled .....................................(1,484,186)         7.30
                                                  -----------        -----

Outstanding at December 31, 2000 ................. 2,466,150          0.82
    Granted ......................................   892,500          0.35
    Exercised ....................................        (-)         0.00
    Canceled .....................................   (16,000)         2.50
                                                  -----------        -----

Outstanding at December 31, 2001 ................. 3,342,650         $0.45
                                                  ===========        =====

The following table summarizes the Company's stock options outstanding at December 31, 2001:

                      Options outstanding           Options exercisable
                 --------------------------------   --------------------
                             Weighted    Weighted               Weighted
                              average    average                average
   Range of                  remaining   exercise               exercise
exercise price    Number       life       price      Number     price
--------------   ---------   ---------   --------   ---------   --------

$    0.16-0.80   3,243,500     4.05       $0.21     2,248,500     $0.16
     6.25-7.50      64,150     3.25        6.76        64,150      6.76
    7.65-10.00      35,000     2.50        9.55        35,000      9.55
                 ---------                          ---------

                 3,342,650                          2,347,650
                 =========                          =========

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

                                                      Years Ended December 31,
                                                      2001              2000
                                                  ------------     -------------

Net Income (loss):
 As reported ...............................        $704,501       $(12,086,196)
 Pro forma .................................         704,501        (12,615,636)

Diluted income (loss) per common share:
 As reported ...............................            $.01             $(2.36)
 Pro forma .................................             .01              (2.43)


NOTE 9 - INCOME TAXES

At December 31, 2001, the Company had a net operating loss carryforward of approximately $40 million. The net operating loss carryforward may be subject to an annual limitation as defined by Section 382 of the Internal Revenue Code. Current and future equity transactions could further limit the net operating losses available in any one year.

The tax effects of temporary differences from continuing operations that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 are shown as follows:

   Deferred tax assets:
    Write-downs of intangible assets     $       1,900,000
    Allowance for doubtful accounts                 40,000
    Net operating loss carryforward              8,970,000
                                         -----------------
                                                10,910,000
   Less valuation allowance                    (10,910,000)
                                         -----------------
                                         $             -0-
                                         =================

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

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9 - INCOME TAXES (CONTINUED)

For the years ended December 31, 2001 and 2000, there was no income tax provision.

The income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U. S. federal income tax rate of 34% as a result of the following:

                                              Years Ended December 31,
                                                2001                 2000
                                         ----------------     ----------------

    Expense (benefit) at statutory rate  $       (85,061)     $    (3,405,148)
    State income tax expense (benefit),
     net of federal                              (10,007)            (400,606)
    Change in valuation allowance                 95,068            3,805,754
                                         ----------------     ----------------
        Actual tax expense (benefit)     $             -      $             -
                                         ================     ================

NOTE 10 - OPERATING LEASES

The Company has two operating leases for office space. The rental payments under these leases are charged to expense as incurred. These leases provide that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the lease. Lease expense in 2001 and 2000 was approximately $264,200 and $264,200, respectively. Future minimum lease payments under these noncancellable operating lease are approximately $31,740, $31,740, and $10,580 for the years 2002, 2003, and 2004, respectively.


NOTE 11 - LITIGATION

The Company was named as a defendant is various lawsuits due to non-payment of vendor invoices. The Company is currently trying to negotiate settlements with these vendors.


NOTE 12 - SUBSEQUENT EVENTS

In January 2002, the Company issued 350,000 shares of its common stock in connection with a prior acquisition of its Global Watch product as discussed in
Note 6.

In March 2002, the Company signed a modification agreement with substantially all of its preferred series stock holders (the "Holders"). The Company is currently in default of the Preferred Documents (as defined in the modification agreement) for certain series of Preferred Shares, which defaults include, but are not limited to, (i) the Company's failure to register some or all of the shares of common stock into which the Preferred Shares are convertible and its failure to maintain the effectiveness of its registration statement which was declared effective on July 24, 2000, (ii) the Company's failure to authorize 200% of the shares of common stock into which, from time to time, the Preferred Shares were convertible into based on the Company's common stock price and (iii) the Company's failure to honor all of the conversion notices delivered by the Holders pursuant to the Preferred Documents (collectively the "Defaults").

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

In consideration for the Company's release of any and all claims against the Holders, the Holders have agreed to (A) rescind outstanding redemption and conversion notices delivered with respect to the Preferred Shares, (B) waive the Company's defaults (arising prior to the date of the agreement) under each and every Preferred Document applicable to each Holder and waive any penalties accruing in connection with any such default, (C) waive any penalties accrued under the Registration Rights Agreements (the "Registration Agreements") (whether or not related to a default) and (D) amend the Preferred Documents applicable to each Holder as set forth below. The amendment to the Preferred Documents as set forth below and all waivers of defaults and penalties are conditional on the Company's compliance with the terms of this Agreement and the Preferred Documents as modified, and shall be null and void if the Company defaults under any of the terms and conditions hereof or of the Preferred Documents as modified by this Agreement.

1) The parties to the Modification Agreement have agreed that the requirement to maintain authorized shares pursuant to the Preferred Agreements shall be satisfied (and the Company's default for failure to maintain sufficient authorized shares shall be waived) if the Company notices a shareholders' meeting to increase its authorized common stock as required by the Preferred Agreements on or before 60 days from the effective date of the agreement, and obtains approval for such authorization from its shareholders on or before 180 days from the effective date of the agreement. The Company's failure to either call said shareholders' meeting or obtain within the time frame stated shall be deemed a default.

2) The Holders have agreed that (i) they shall suspend conversions of the Preferred Shares for a period of six months from the date of this Agreement, (ii) during the period from six months to nine months after the date of this Agreement each Holder shall not convert more than one-third (1/3) of the Preferred Shares initially held by such Holder, (iii) during the period from nine (9) months to twelve (12) months after the date of this Agreement each Holder shall not convert more than an additional one-third (1/3) of the Preferred Shares initially held by such Holder, and
      (iv) commencing twelve (12) months after the date hereof there shall be no further restrictions on any Holder's right to convert Preferred Shares. However, shares issuable and relating to accrued dividends due shall not be convertible for two years from the date of this agreement unless the Company is sold to a third party in which case such dividends shall become due and payable immediately and any and all other time restrictions agreed to by any party to this agreement shall cease to exist.

3) The Holders have agreed that notwithstanding anything to the contrary in the Preferred Documents, the conversion formula for the Preferred Shares shall be modified as follows (all prices referred to below are based upon the formula set forth in each of the applicable Preferred Documents for determining the "current market price" of the stock on the date of a conversion notice is delivered by a Holder to the Company and for purposes hereof the current market price shall be a minimum of one dollar ($1.00)):

            If the current market price is from:

                  $1.00 to $1.24 the conversion discount shall equal 5% $1.25 to $1.49 the conversion discount shall equal 10% $1.50 to $1.74 the conversion discount shall equal 15% $1.75 to $2.00 the conversion discount shall equal 20% $2.00 and up the conversion discount shall equal 25%

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

4) Each Holder (individually and not in the aggregate) will limit their daily sales of the Company's common shares as follows:

      If the previous day's closing price for the Company's common stock is from:

         $1.00    to $1.24, each Holder's sales shall not exceed 15% of the
                  previous three trading days average daily volume
         $1.25    to $1.74, each Holder's sales shall not exceed 20% of the
                  previous three trading days average daily volume
         $1.75    and up, each Holder's sales shall not exceed 25% of the
                  previous three trading days average daily volume

5) The Holders hereby agree to waive the accrual of dividends on the Preferred Shares which accrue from and after June 15, 2001.

6) The Company shall have the right to exercise its redemption rights at a price per preferred share equal to (i) 110%, multiplied by (ii) the stated value plus accrued dividends through June 15, 2001. Redemptions shall occur pro rata among the different classes of preferred shares and pro rata among different holders of the same class of preferred shares. Except for the price adjustment provided for in the agreement, the terms and conditions of any redemption shall otherwise be subject to each of the terms and conditions contained in the Preferred Documents

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      KPMG LLP, which was previously the principal accountant for the Company, resigned on November 2, 2000. The Company's Board of Directors approved the decision to change accountants.

      In connection with the audits of the two fiscal years ended December 31, 1998 and 1999, and the subsequent interim period through November 2, 2000, the Company had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, except as follows:

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

      In connection with its reorganization, the Company on March 10, 2001 engaged Feldman, Sherb & Company, P.C. as its principal independent accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      The directors, executive officers and significant employees of the Company are as follows:

        NAME                  AGE                POSITION
        ----                  ---                --------
Wild Cat Management, Inc.,   57 (2)       Chief Executive Officer,
  through Dale Ragan (1)                  Chairman of the Board, and Director
William A. Erhart             50          Director
Sue Korsgarden                41          Chief Accounting Officer
------------
(1) Mr. Ragan serves pursuant to an agreement between the Company and Wild Cat Management, Inc., of which Mr. Ragan is President.
(2)   Represents the age of Dale Ragan.

      William A. Erhart. Mr. Erhart is a member of the law firm of Erhart & Associates, L.L.C. and has served as a director of the Company since January 2001. Mr. Erhart has broad experience in general business litigation, corporate, and general practice, and has litigated with the Federal Trade Commission and attorney general offices. He serves as general outside counsel for Alpine Industries, Inc., a Tennessee corporation, and as general counsel for the Company. Most recently, Mr. Erhart was appointed by Governor Jesse Ventura for a four-year term to the Metropolitan Airports Commission.

      Sue Korsgarden. Ms. Korsgarden has served as the Company's Chief Accounting Officer since March 2001. She has a background in Business Management, Accounting and Credit Management and previously worked for ten years in the management department of A.H. Bennett Company, a roofing distributor.

      Dale Ragan. Mr. Ragan has served as both the Company's Chief Executive Officer and a director since January 2001, pursuant to an agreement between the Company and Wild Cat Management, Inc., of which Mr. Ragan is President. Mr. Ragan has been a long time investor in the Company and brings with him over 25 years of management experience in the private sector, as well as his experience as a venture capitalist specializing in small capitalization public companies. One of the companies he co-founded was listed in Inc. Magazine in 1988 as twenty-fifth out of the top 100 fastest growing privately owned companies in the United States. At that time, his company had grown over 6000% in five years.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors, certain officers, and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by the SEC's rules to furnish the Company with copies of all Section 16(a) reports filed by them.

      Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this annual report on Form 10-KSB any failure to file such reports on a timely basis. Based solely on its review of the copies of such reports received by it or by written representations from certain reporting persons, the Company believes that no Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table provides the cash compensation awarded to or earned by the Chief Executive Officer of the Company. No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                          -------------------------
           Name and Principal Position       Year      Salary ($)
           ---------------------------       ----      ----------
           Wild Cat Management, Inc.,        2001         $1(2)
           through Dale Ragan                2000          -0-
           Chief Executive Officer (1)       1999          -0-
-----------
(1) Dale Ragan became the Company's Chief Executive Officer in January 2001 pursuant to an employment agreement dated December 20, 2000 between the Company and Wild Cat Management Inc. (Wild Cat), of which Mr. Ragan is President, under which Wild Cat agreed to provide the Company with the services of a chief executive officer. Pursuant to the employment agreement, all compensation for Mr. Ragan's services are paid to Wild Cat. See "Employment Agreements," below.
(2) The agreement between Wild Cat and its principal, Dale Ragan, provides that Mr. Ragan will act as the Company's Chief Executive Officer for a period of one year, and as Chairman of the Board of Directors of the Company for a period of two years. The employment agreement between the Company and Wild Cat provides for a salary of $1 over the term of the agreement, and also provides that Wild Cat will receive, in lieu of salary and as compensation for services rendered since approximately November 1, 2000 and continuing into the future, stock options to purchase common stock at $0.16 per share, in the amount of 500,000 options upon signing, 750,000 on June 20, 2001, and 750,000 options on December 20, 2001. All options are five-year options. The agreement is discussed further in "Employment Agreements" and "Item 12. Certain Relationships and Related Transactions," below.

STOCK OPTIONS

      The Company made no individual grants of stock options to any person named in the "Summary Compensation Table" above in the year ended December 31, 2001, and no stock appreciation rights were granted or exercised during that period.

AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2001 AND YEAR END OPTION VALUES

      There were no stock option exercises in fiscal year 2001 by any person listed in the "Summary Compensation Table" above. The following table summarizes the value of the options held as of December 31, 2001 by the individual listed in the Summary Compensation Table, above.

                                                                    Value of
                           Shares                  Unexercised    Unexercised
                          Acquired                 Options at     In-the-Money
                             on        Value        December       Options at
                          Exercise     Realized     31, 2001      December 31,
         Name                (#)          ($)          (#)          2001 ($)
-----------------------   --------     --------    -----------    ------------
Wild Cat Management           -            -        2,000,000     $220,000 (1)
  /Dale Ragan
-----------
(1) The strike price of the options is $0.16 per share. The value of $420,000 assumes a fair market value per share of the Company's common stock of $0.27, the closing price as reported by OTCBB on December 31, 2001.

EMPLOYMENT AGREEMENTS

      On November 8, 2000, the Company's Board of Directors approved the engagement of Wild Cat Management, Inc. ("Wild Cat") to advise the Board. On December 20, 2000, the Company entered into a Stock Option Agreement (the "Agreement") with Wild Cat wherein Wild Cat agrees to provide services to fulfill the functions of CEO and/or Chairman of the Board until the earlier of two years following the date of the Agreement or a change in control of the Company (as defined in the Agreement). In January 2001, the Board appointed Wild Cat to act, through its president Dale Ragan, as Chief Executive Officer of the Company. Wild Cat will receive $1 salary over the term of the Agreement. Additionally, as compensation for services rendered since approximately November 1, 2000 and continuing into the future, Wild Cat was granted an option to purchase 2,000,000 shares of common stock at $0.16 per share, vesting as follows: 500,000 upon signing, 750,000 on June 20, 2001, and 750,000 on December 20, 2001. All options are five-year options. The Agreement does not confer upon Wild Cat any right with respect to continued employment, nor does it interfere in any way with the right of the Company to terminate such employment at any time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The tables below set forth information regarding the beneficial ownership of the Company's capital stock, as of March 25, 2001, by (1) each person known to the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (2) each of the Company's directors, (3) each of the Company's named executive officers and (4) the directors and executive officers of the Company as a group.

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

      The following table provides information about the beneficial ownership of the Company's common stock as of March 25, 2002 by each director, each executive named in the Summary Compensation Table above, and by all directors and all executive officers as a group. The amounts set forth in the column entitled "Number of Shares Beneficially Owned" include shares set forth in the column entitled "Number of Shares Beneficially owned as a Result of Options Exercisable Within 60 Days of March 25, 2002."

                                                            Number of Shares
                                                          Beneficially Owned as
                           Number of     Percentage of     a Result of Options
                            Shares          Shares        Exercisable Within 60
Name and Address of       Beneficially   Beneficially            Days of
Beneficial Owner (1)       Owned (2)       Owned(3)           March 25, 2002
------------------------  ------------   --------------   ---------------------
Wild Cat Management Inc.    2,000,000         16.1              2,000,000
William Erhart                125,000          1.2                125,000
All executive officers
and directors as a
group (3 persons)           2,125,000         17.0              2,125,000
--------
(1) Unless otherwise indicated, the address of each of the above is c/o 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420.
(2) The number of shares of the Company's no par value common stock outstanding as of March 25, 2002 was 10,402,155.
(3) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days of March 25, 2002 are treated as outstanding only when determining the amount and percent owned by such individual or group.

      The following table provides information about the beneficial ownership of the Company's common stock as of March 25, 2002 by each shareholder known to the Company to own beneficially more than 5% of any class of the Company's voting securities.

                         Convertible Preferred Stock        Common Stock
                         ---------------------------  --------------------------
                                  Number  Percentage              Percentage of
Name and Address of                 of    of Shares   Number of     Shares of
Beneficial Owner (1)      Series  Shares  of Series     Shares   Common Stock(2)
------------------------  ------  ------  ----------  ---------  ---------------
Donald Fraser ..........     A    26,670      41.7       (3)           (3)
James Lehr .............     A    10,670      16.7       (3)           (3)
Donald Hagen ...........     A     5,335       8.3       (3)           (3)
Henry Mlekoday .........     A     6,670      10.4       (3)           (3)
Douglas Swanson ........     A     6,670      10.4       (3)           (3)
Aaron Boxer Rev Trust
  u/a dtd 8/1/89 .......     B     3,446       6.8       (3)           (3)
Industricorp & Co. .....
  FBO 1561000091 .......     B     5,000       9.8       (3)           (3)
John O. Hanson .........     B     6,150      12.1       (3)           (3)
Crow 1999 CRUT .........     B     3,385       6.6       (3)           (3)
Amro International
  S.A. Ultra Finance (4)     D       200      12.8    555,197(3)      5.3(3)
Esquire Trade &
  Finance Inc. .........     D       444      28.4       (3)           (3)
Austinvest Anstalt
  Balzers ..............     D       444      28.4       (3)           (3)
Garros Ltd. ............     D       350      22.4       (3)           (3)
Intercoastal
  Financial Corp. ......     D       125       8.0       (3)           (3)
Greenfield Capital
Partners ...............     E       100       5.9       (3)           (3)
Nash, LLC ..............     E     1,557      91.5       (3)           (3)
                             G       600     100.0       (3)           (3)
RBB Bank
  Aktiengeselischaft ...     F     2,000     100.0       (3)           (3)
-----------
(1) Unless otherwise indicated, the address of each of the above is c/o 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420.

(2) Percent of class calculation is based on 10,402,155 shares of Common Stock outstanding as of March 25, 2002.
(3) The Company has reached an agreement with the Series D, E, F and G convertible preferred stockholders under which such stockholders have agreed to suspend conversion of their shares of preferred stock for an initial period of six months from the effective date of the agreement. See
      Note 12 of the Notes to Financial Statements and "Recent Developments - Modification Agreement with Preferred Holders," above.
(4) The address of Amro International S.A. Ultra Finance is Grossmuenster Platz #6, Zurich CHB022, Switzerland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has signed an employment agreement with Wild Cat under which Wild Cat will provide the services of a chief executive officer and president and has been granted, as compensation for such services and for other services rendered an option to purchase a total of 2,000,000 shares of the Company's common stock at a strike price of $0.16 per share. Wild Cat provides these services through its president, Dale Ragan, who is a director of the Company.

      William A. Erhart, a director of the Company, is a member of the law firm of Erhart & Associates, L.L.C., the Company's corporate legal counsel.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index of Exhibits.

Exhibit

NUMBER       DESCRIPTION OF EXHIBIT
------       ----------------------
2            Agreement and Plan of Merger dated March 5, 1999, among the
             Company, Global MAINTECH, Inc. ("GMI"), BHT Acquisition, Inc., and
             Breece Hill Technologies, Inc. (incorporated by reference to
             Exhibit 2.2 to the Company's Form 10-KSB for the year ended
             December 31, 1998).

3.1 Bylaws of the Company, as amended (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-34894)).

3.2 Third Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

4.1 Form of Certificate of the Company Series A Convertible Preferred Stock (incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1994 (File No. 0-14692)).

4.2 Form of Certificate of the Company's Common Stock following change of corporate name (incorporated by reference to Exhibit 4.5 to the Company's Form 10-KSB for the year ended December 31, 1995 (File No. 0-14692)).

4.3 Form of Preferred Stock and Warrant Purchase Agreement, including Registration Rights exhibit thereto, relating to sale of Series B Convertible Preferred Stock and Callable Common Stock Warrants during the fourth quarter of 1998 (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

4.4 Common Stock and Series B Preferred Stock Purchase Agreement dated as of February 3, 2000 by and among the Company, GMI, Tandberg Date ASA, Hambrecht & Quist Guaranty Finance LLC, Greyrock Capital, and Cruttenden Roth (incorporated by reference to Annex C to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on March 15, 2000).

4.5 Form of Certificate of the Company's Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-72513)).

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

4.10 Form of Securities Purchase Agreement for Series F Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4.11 Form of Certificate of the Company's Series F Convertible Preferred Stock (incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

4.12 Form of Securities Purchase Agreement for Series G Convertible Preferred Stock, including Registration Rights Agreement and Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

4.13 Form of Certificate of the Company's Series G convertible Preferred Stock (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

4.14 Modification Agreement and Release, dated March 18, 2002, by and among Nash, LLC, Greenfield Capital Partners, LLC, RBB Bank Aktiengeselischaft, Amro International, S.A., Austinvest Anstall Balzers, Esquire Trade & Finance, Inc., Garros, Ltd., Intercoastal Financial Services Corp. and the Company (filed herewith).

10.1 Global MAINTECH Corporation 1999 Stock Option Plan (filed herewith).*

10.2 Asset Purchase Agreement, dated November 1, 1998, by and among GMI, the Company, SinglePoint Systems, Inc. and Enterprise Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 1998).

10.3 Sublease Agreement, dated April 18, 2001, by and between Global MAINTECH Corporation and Minnesota News Service, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.4 Extension of Lease, dated July 23, 1999, by and between Pleasant Hill Industrial Park Associates and Lavenir Technology, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.5 Separation Agreement and General Release, dated August 4, 2000, by and between the Company and James Geiser (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736)).

10.6 Rescission and Settlement Agreement, dated December 20, 2000, by and among Singlepoint Systems Corporation (now Global MAINTECH Corporation), Global MAINTECH, Inc. (formerly a wholly-owned subsidiary of Singlepoint Systems Corporation), Singlepoint Systems, Inc. (formerly a wholly-owned subsidiary of Global MAINTECH, Inc.), Enterprise Solutions Inc., Stewart Trent Wong, and Desi Dos Santos (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.7 Stock Option Agreement with Wild Cat Management, Inc., dated December 20, 2000 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).*

10.8 Stock Option Agreement with William Erhart dated December 20, 2000 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.9 Agreement for the Purchase and Sale of Global Watch dated as of November 20, 2000, by and between the Company and Dabew, Inc. (filed herewith).

16 Consent of KPMG LLP (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2000).

21           Subsidiaries of the Company (filed herewith).

23           Consent of Feldman, Sherb and Company, P.C.  (filed herewith).

99           Cautionary Statement (filed herewith).
----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-KSB pursuant to Item 13(a) of this Report.

(b)  Reports on Form 8-K

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global MAINTECH Corporation


Dated:  March 28, 2002              By:   /s/ Dale Ragan
                                       -----------------------------------------
                                       Wild Cat Management, Inc., by Dale Ragan,
                                       Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                       DATE
      ---------                     -----                       ----

/s/ Dale Ragan
--------------------------    Chief Executive Officer,      March 28, 2002
Wild Cat Management, Inc.,    Director (principal
by Dale Ragan                 executive officer)


/s/ Sue Korsgarden
--------------------------    Chief Accounting Officer      March 28, 2002
Sue Korsgarden                (principal financial
                              officer and principal
                              accounting officer)

/s/ William A. Erhart
--------------------------    Director                      March 28, 2002
William A. Erhart

                                INDEX TO EXHIBITS


DESCRIPTION OF EXHIBIT                                            EXHIBIT NUMBER
----------------------                                            --------------

Modification Agreement and Release, dated March 18, 2002, by           4.14
and among Nash, LLC, Greenfield Capital Partners, LLC, RBB Bank
Aktiengeselischaft, Amro International, S.A., Austinvest
Anstall Balzers, Esquire Trade & Finance, Inc., Garros, Ltd.,
Intercoastal Financial Services Corp. and the Company.

Global MAINTECH Corporation 1999 Stock Option Plan                     10.1

Agreement for the Purchase and Sale of Global Watch dated as of        10.9
November 20, 2000, by and between the Company and Dabew, Inc.

Subsidiaries of the Company.                                            21

Consent of Feldman, Sherb and Company, P.C.                             23

Cautionary Statement                                                    99