Form 10QSB
period 2002-03-31
GLOBAL MAINTECH CORP /MN/
filed 2002-05-14
CIK 783738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       March 31, 2002
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

                                 Yes X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of May 1, 2002, 10,502,155 shares of common stock, no par value per share.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED March 31, 2002
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

  Consolidated Balance Sheet (Unaudited) - March 31, 2002..................  3

  Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2002 and 2001...........  4

  Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2002 and 2001...........  5

  Notes to Consolidated Financial Statements............................... 6-9

  Item 2 - Management's Discussion and Analysis or Plan of Operations......10-12


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings...............................................  13

  Item 2 - Changes in securities and Use of Proceeds.......................  13

  Item 4 - Submission of Matters to a Vote of Security Holders.............  14

  Item 6 - Exhibits and Reports on Form 8-K................................  14

  Signatures...............................................................  14

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash ............................................................ $     61,636
 Accounts receivable, net ........................................      613,458
 Inventories .....................................................      478,219
 Prepaid expenses and other ......................................       39,876
                                                                   ------------

   Total current assets ..........................................    1,193,189
                                                                   ------------

Property and equipment, net ......................................       69,787
Intangibles assets, net ..........................................       14,502
                                                                   ------------

      Total assets ............................................... $  1,277,478
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable ................................................ $    271,959
 Current portion of  notes payable ...............................      101,442
 Accrued liabilities, compensation and payroll taxes .............    1,462,243
 Accrued dividends ...............................................    1,138,388
 Deferred revenue ................................................      736,197
 Net liabilities of discontinued operation .......................    5,681,318
                                                                   ------------

      Total current liabilities ..................................    9,391,547

  Notes payable ..................................................        1,184
                                                                   ------------

      Total liabilities ..........................................    9,392,731
                                                                   ------------
STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock - Series A, no par value;
  887,980 shares authorized; 63,956 shares issued and outstanding;
  total liquidation preference of outstanding shares-$32,586 .....       30,012
 Voting, convertible preferred stock - Series B, no par value;
  123,077 shares authorized; 51,023 shares issued and outstanding
  total liquidation preference of outstanding shares-$1,678,040 ..    1,658,270
 Convertible preferred stock - Series D, no par value;
  2,775 shares authorized; 1,563 shares issued and outstanding
  total liquidation preference of outstanding shares-$1,563,000 ..    1,080,252
 Convertible preferred stock - Series E, no par value;
  2,675 shares authorized; 1,702 shares issued and outstanding
  total liquidation preference of outstanding-$1,702,000 .........    1,352,775
 Convertible preferred stock - Series F, no par value;
  2,000 shares authorized; 2,000 shares issued and outstanding
  total liquidation preference of outstanding-$2,000,000 .........    1,373,475
 Convertible preferred stock - Series G, no par value;
  1,000 shares authorized; 600 shares issued and outstanding
  total liquidation preference of outstanding shares-$600,000 ....      562,500
 Common stock, no par value; 18,500,000 shares authorized;
  10,502,155 shares issued and outstanding .......................            -
 Additional paid-in-capital ......................................   40,690,863
 Accumulated deficit .............................................  (54,863,400)
                                                                   ------------

   Total stockholders' deficit ...................................   (8,115,253)
                                                                   ------------

   Total liabilities and stockholders' deficit ................... $  1,277,478
                                                                   ============
          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                     ---------------------------
                                                         2002          2001
                                                     ------------  -------------
Net sales .......................................... $    828,790  $  1,276,660

Cost of sales ......................................      134,091       194,689
                                                     ------------  ------------

         Gross profit ..............................      694,699     1,081,971
                                                     ------------  ------------

Operating expenses:
  Payroll and related benefits .....................      601,891       764,619
  Other selling, general and administrative ........      251,117       266,290
                                                     ------------  ------------

         Total operating expenses ..................      853,008     1,030,909
                                                     ------------  ------------

         Income (loss) before other income (expense)     (158,309)       51,062

Other income (expense):
  Interest and penalty expense .....................       (4,938)       (1,302)
                                                     ------------  ------------

Income (loss) from continuing operations ...........     (163,247)       49,760

Discontinued operations:
  Gain on disposal of discontinued operations;
  net of tax .......................................      100,657        63,231
                                                     ------------  ------------

Income (loss) before extraordinary item ............      (62,590)      112,991

Extraordinary item:
  Forgiveness of debt, net of income taxes .........      490,000             -
                                                     ------------  ------------

Net income .........................................      427,410       112,991

Forgiveness (accrual) of cumulative dividends on
  preferred stock - net ............................      178,720      (149,900)
                                                     ------------  ------------

Net income (loss) attributable to
  common stockholders .............................. $    606,130  $    (36,909)
                                                     ============  ============

Basic and diluted income (loss) per common share:
  Continuing operations ............................ $       0.00  $      (0.01)
  Discontinued operations ..........................         0.01          0.01
  Extraordinary item ...............................         0.05             -
                                                     ------------  ------------

  Net income (loss) per common share ............... $       0.06  $      (0.00)
                                                     ============  ============

Shares used in calculations:
  Basic and diluted ................................   10,281,944    10,052,155
                                                     ============  ============
          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Three Ended
                                                                                        March 31,
                                                                                 ---------------------
                                                                                   2002         2001
                                                                                 ---------   ---------
Cash flows from operating activities:
(Loss) income from continuing operations ......................................  $(163,247)  $  49,760
  Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
    Extraordinary gain on forgiveness of debt .................................    490,000           -
    Depreciation and amortization .............................................     16,733      53,599
    Changes in operating assets and liabilities:
        Accounts receivable ...................................................     97,116    (232,067)
        Inventories ...........................................................    109,271     (65,046)
        Prepaid expenses and other ............................................     31,804       6,780
        Accounts payable ......................................................   (172,023)     39,414
        Accrued liabilities, compensation and payroll taxes ...................     89,041      90,836
        Accrued interest and penalties ........................................   (490,030)         45
        Deferred revenue ......................................................     (4,946)     37,190
                                                                                 ---------   ---------

    Cash provided by (used in) continuing operating activities ................      3,719     (19,489)
                                                                                 ---------   ---------

Income from discontinued operations ...........................................    100,657      63,231
  Adjustments to reconcile income from discontinued operations to net cash provided by (used in) discontinued activities:
    Net decrease in net liabilities of discontinued operations ................   (104,569)          -
                                                                                 ---------   ---------

    Cash provided by (used in) discontinued operating activities ..............     (3,912)     63,231
                                                                                 ---------   ---------

    Cash provided by (used in) operating activities ...........................       (193)     43,742
                                                                                 ---------   ---------

Cash flows from investing activities:
  Purchase of property and equipment ..........................................     (9,258)    (17,398)
                                                                                 ---------   ---------

Cash flows from financing activities:
 Payments of long-term debt ...................................................     (1,813)     (2,040)
                                                                                 ---------   ---------

    Net increase (decrease) in cash ...........................................    (11,264)     24,304

Cash and cash equivalents at beginning of period ..............................     72,900      35,752
                                                                                 ---------   ---------

Cash and cash equivalents at end of period ....................................  $  61,636   $  60,056
                                                                                 =========   =========

Supplemental disclosure of cash flow information:
 Cash paid for:
        Interest ..............................................................  $       -   $       -
                                                                                 =========   =========
        Income taxes ..........................................................  $       -   $       -
                                                                                 =========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for debt .........................................  $  95,250   $       -
                                                                                 =========   =========
    Foreginess of cumulative dividends on preferred stock - net ...............  $ 178,720   $       -
                                                                                 =========   =========

          See accompanying notes to consolidated financial statements.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

Global Maintech Corporation and subsidiaries (the "Company"), principally through its Virtual Command Center business, supply world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions; and manufactures and sells printed circuit board design software and plotters.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the most recent annual report on Form 10-KSB. Certain reclassifications have been made to the March 31, 2001 amounts to conform to the current presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

The financial statements in this report conform to generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

NOTE 2 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive.

NOTE 3 - RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not have a material effect on the Company's financial position or operations.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 3 - RECENT PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 - STOCKHOLDERS' DEFICIT

In January 2002, the Company issued 350,000 shares of its common stock in connection with a prior acquisition of its Global Watch product.

In March 2002, the Company signed a Modification Agreement (the "Agreement") with its preferred series stock holders (the "Holders"). At the time of entry into the Agreement, the Company was in default of the Preferred Documents (as defined in the Agreement) for certain series of Preferred Shares, which defaults include, but were not limited to, (i) the Company's failure to register some or all of the shares of common stock into which the Preferred Shares are convertible and its failure to maintain the effectiveness of its registration statement which was declared effective on July 24, 2000, (ii) the Company's failure to authorize 200% of the shares of common stock into which, from time to time, the Preferred Shares were convertible into based on the Company's common stock price and (iii) the Company's failure to honor all of the conversion notices delivered by the Holders pursuant to the Preferred Documents (collectively the "Defaults").

In consideration for the Company's release of any and all claims against the Holders, the Holders have agreed to (A) rescind outstanding redemption and conversion notices delivered with respect to the Preferred Shares, (B) waive the Company's defaults (arising prior to the date of the Agreement) under each and every Preferred Document applicable to each Holder and waive any penalties accruing in connection with any such default, (C) waive any penalties accrued under the Registration Rights Agreements (the "Registration Agreements") (whether or not related to a default) and (D) amend the Preferred Documents applicable to each Holder as set forth below. The amendment to the Preferred Documents as set forth below and all waivers of defaults and penalties are conditional on the Company's compliance with the terms of the Agreement and the Preferred Documents as modified, and shall be null and void if the Company defaults under any of the terms and conditions of the Preferred Documents as modified by the Agreement.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

1) The parties to the Agreement have agreed that the requirement to maintain authorized shares pursuant to the Preferred Agreements shall be satisfied (and the Company's default for failure to maintain sufficient authorized shares shall be waived) if the Company notices a shareholders' meeting to increase its authorized common stock as required by the Preferred Agreements on or before 60 days from the effective date of the Agreement, and obtains approval for such authorization from its shareholders on or before 180 days from the effective date of the Agreement. The Company's failure to either call said shareholders' meeting or obtain necessary shareholder authorization within the time frame stated shall be deemed a default, absent waiver.

2) The Holders have agreed that (i) they shall suspend conversions of the Preferred Shares for a period of six months from the date of the Agreement, (ii) during the period from six months to nine months after the date of the Agreement each Holder shall not convert more than one-third (1/3) of the Preferred Shares initially held by such Holder,
         (iii) during the period from nine (9) months to twelve (12) months after the date of the Agreement each Holder shall not convert more than an additional one-third (1/3) of the Preferred Shares initially held by such Holder, and (iv) commencing twelve (12) months after the date of the Agreement, there shall be no further restrictions on any Holder's right to convert Preferred Shares. However, shares issuable and relating to accrued dividends due shall not be convertible for two years from the date of the Agreement unless the Company is sold to a third party in which case such dividends shall become due and payable immediately and any and all other time restrictions agreed to by any party to the Agreement shall cease to exist.

3) The Holders have agreed that notwithstanding anything to the contrary in the Preferred Documents, the conversion formula for the Preferred Shares shall be modified as follows (all prices referred to below are being based upon the formula set forth in each of the applicable Preferred Documents for determining the "current market price" of the stock on the date a conversion notice is delivered by a Holder to the Company and for such purposes the current market price is deemed to be a minimum of one dollar ($1.00)):

                  If the current market price is from:

                           $1.00 to $1.24 the conversion discount shall equal 5% $1.25 to $1.49 the conversion discount shall equal 10% $1.50 to $1.74 the conversion discount shall equal 15% $1.75 to $2.00 the conversion discount shall equal 20% $2.00 and up the conversion discount shall equal 25%

4) Each Holder (individually and not in the aggregate) must limit its daily sales of the Company's common shares as follows:

         If the previous day's closing price for the Company's common stock is from:

                  $1.00 to $1.24, each Holder's sales shall not exceed 15% of the previous three trading days average daily volume

                  $1.25 to $1.74, each Holder's sales shall not exceed 20% of the previous three trading days average daily volume

                  $1.75 and up, each Holder's sales shall not exceed 25% of the previous three trading days average daily volume

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

5) The Holders agreed to waive the accrual of dividends on the Preferred Shares which accrue from and after June 15, 2001. In connection with the Agreement, the Company recorded net income attributable to common shareholders due to the forgiveness of cumulative dividends on preferred stock amounting to $178,720.

6) The Company has the right to exercise its redemption rights at a price per preferred share equal to (i) 110%, multiplied by (ii) the stated value plus accrued dividends through June 15, 2001. Redemptions shall occur pro rata among the different classes of preferred shares and pro rata among different holders of the same class of preferred shares. Except for the price adjustment provided for in the Agreement, the terms and conditions of any redemption shall otherwise be subject to each of the terms and conditions contained in the Preferred Documents

During January 2002, the Company granted options to purchase 155,000 shares of common stock to certain of its employees. The options are exercisable at a per share price of $.56, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

On April 25, 2002, the Company filed a Form S-8 Registration Statement with the SEC for its Broadly Based 2002 Non-Statutory Stock Option Plan (the "Plan") dated March 19, 2002. Pursuant to the Plan, the Company registered 1,500,000 shares of its common stock underlying the up to 1,500,000 options which may be granted pursuant to the Plan. With respect to the term "Broadly Based" it was the intention of the Company that the Plan comply, in all respects, with what is referred to as a "Broadly Based Plan" in Nasdaq Marketplace Rule 4350(i)(1)(A) and such other sections in the Nasdaq Marketplace Rules as may be applicable to "Broadly Based Plans". In that respect, it is understood and agreed as follows:

    a. Less than fifty percent (50%) of all options issued under the Plan may be issued to officers and directors of the Company; "officers" and "directors" being defined in the same manner as defined in Section 16 of the Securities Exchange Act of 1934 and;

    b. "Broadly Based" as defined means that at the end of three (3) years from the date of the Plan as amended at least fifty one percent (51%) of all options granted thereunder shall have been granted to "rank and file" personnel of the Company (i.e., persons who are not officers and directors as defined in "a" above) and that at the anniversary date of each succeeding year no less than 51% of all options granted shall have been granted to the aforesaid "rank and file".

During March 2002, pursuant to the Plan, the Company granted and immediately exercised stock options for 100,000 shares of common stock in consideration of legal services rendered in connection with the Agreement. The Company did not receive any cash for the exercise of these options, and according reduced an accounts payable in the amount of $62,000 based on the fair market value of the common shares issued.

AUTHORIZED SHARES OF COMMON STOCK

On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000. As of March 31, 2002, the Company does not have sufficient authorized but unissued common shares to cover conversion of all of the outstanding warrants, options and preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in our most recent annual report on Form 10-KSB

RESULTS OF OPERATIONS

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provide professional services to aide our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. Our subsidiaries produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, and monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the three months ended March 31, 2002 and 2001.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales from continuing operations for the three months ended March 31, 2002 were $828,790 as compared to net sales of $1,276,660 for the three months ended March 31, 2001. Net sales consist of the following items:

1) Systems sales were $317,592 for the three months ended March 31, 2002 compared to $350,868 for the three months ended March 31, 2001. The decrease in systems sales during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to decreased sales of VCC systems of $107,862, offset by an increase in system sales of $74,586 from our Lavenir division. In July 2001, after our reorganization, we began to expand our sales force to increase sales. Sales cycles are estimated to take approximately nine months. Therefore, the Company expects increased results in the second quarter of 2002, which will continue throughout the year.

2) For the three months ended March 31, 2002, maintenance revenue was $416,090 as compared to $515,670 for the three months ended March 31, 2001. The decrease in maintenance fees in 2002 is related to a decrease in renewals of out maintenance contracts with certain customers. We expect our maintenance revenue to increase in 2002 with increased hardware sales.

3) Other revenues, which include consulting fees, late fees collected, software sales, and other items was $95,108 for the three months ended March 31, 2002 as compared to $410,122 for the comparative period ended March 31, 2001. The decrease was attributable to a decrease in our software sales from our Lavenir division attributable to a downturn in the circuit board industry.

Cost of sales as a percentage of sales was 16% for the three months ended March 31, 2002 from 15% in the comparative period. Gross margin from continuing operations for the three months ended March 31, 2002 was 84% compared to 85% for the three months ended March 31, 2001.

Payroll and related benefit costs for the three months ended March 31 2002 were $601,891 compared to $764,619 for the three months ended March 31, 2001. The decrease of $162,728 is related primarily to decreases in personnel.

For the three months ended March 31, 2002, other selling, general and administrative expenses were $251,117 compared to $266,290 for the three months ended March 31, 2001. The decrease of $15,173 was attributable to a reduction in costs and expenses due to cost cuttings measures, the consolidation of administrative functions, and a reduction in office space:

For the three months ended March 31, 2002, we had a gain from discontinued operations of $100,657 compared to a gain from discontinued operations of $63,231 for the three months ended March 31, 2001, which is attributable to settlement of debt.

For the three months ended March 31, 2002, we recorded a gain from the forgiveness of accrued penalties related to our preferred stock amounting to $490,000.

We reported a net income attributable to common shareholders for the three months ended March 31, 2002 of $606,130 compared to a net loss attributable to common shareholders of $(36,909) for the three months ended March 31, 2001. This translates to an overall per-share income of $0.01 for the three months ended March 31, 2002 compared to a per share loss of $(0.00) for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had negative working capital of $8,198,358 compared to negative working capital of $8,906,646 as of December 31, 2001. The decrease in negative working capital is related primarily to the settlement of debt. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested. Additionally, in March 2002, we entered into a Modification Agreement with our preferred stockholders (see Note 4 to Consolidated Financial Statements), whereby we recorded an extraordinary gain of $490,000 and reduced our dividends payable to preferred stockholders in the amount of $178,720.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional revenue generating opportunities.

Net cash used in operating activities for the three months ended March 31, 2002 was $(193) compared to $43,742 provided by such activities during the three months ended March 31, 2001.

Cash used in investing activities for the three months ended March 31, 2002 was $9,258 from the purchases of property and equipment. Cash used in investing activities during the three months ended March 31, 2001 was $17,398 and reflects purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2002 and 2001 was $1,813 and $2,040, respectively, due to the payment of long-term debt.

Presently, with the divestiture of substantially all of our subsidiaries and the substantial reduction of our workforce, we are currently operating with a positive cash flow. We believe that we have sufficient working capital to pay our current liabilities and are currently negotiating a settlement of liabilities related to our discontinued operations. Additionally, we have restructured our operations and are concentrating on our core business. We are currently increasing our marketing efforts and sales force. We believe that our working capital will improve as our profitability improves and as we settle certain debt. Additionally, we expect our profitability to improve as a result of further increases in sales and the continuing expense reduction programs. Nevertheless, we can provide no assurance as to our future profitability, access to capital markets, the completion of our projected asset and business sales, or positive results on negotiation of debt.

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We began applying the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not have a material effect on our financial position or operations...

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our report of Form 10-KSB for the year ended December 31, 2001.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2002, the Company issued 350,000 shares of its common stock in connection with a prior acquisition of its Global Watch product.

         In March 2002, the Company signed a Modification Agreement (the "Agreement") with its preferred series stock holders (the "Holders"). At the time of entry into the Agreement, the Company was in default of the Preferred Documents (as defined in the Agreement) for certain series of Preferred Shares, which defaults include, but were not limited to, (i) the Company's failure to register some or all of the shares of common stock into which the Preferred Shares are convertible and its failure to maintain the effectiveness of its registration statement which was declared effective on July 24, 2000, (ii) the Company's failure to authorize 200% of the shares of common stock into which, from time to time, the Preferred Shares were convertible into based on the Company's common stock price and (iii) the Company's failure to honor all of the conversion notices delivered by the Holders pursuant to the Preferred Documents (collectively the "Defaults").

         During January 2002, the Company granted options to purchase 155,000 shares of common stock to certain of its employees. The options are exercisable at a per share price of $.56, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

         On April 25, 2002, the Company filed a Form S-8 Registration Statement with the SEC for its Broadly Based 2002 Non-Statutory Stock Option Plan (the "Plan") dated March 19, 2002. Pursuant to the Plan, the Company registered 1,500,000 shares of its common stock underlying the up to 1,500,000 options which may be granted pursuant to the Plan. With respect to the term "Broadly Based" it was the intention of the Company that the Plan comply, in all respects, with what is referred to as a "Broadly Based Plan" in Nasdaq Marketplace Rule 4350(i)(1)(A) and such other sections in the Nasdaq Marketplace Rules as may be applicable to "Broadly Based Plans".

         During March 2002, pursuant to the Plan, the Company granted and immediately exercised stock options for 100,000 shares of common stock in consideration of legal services rendered in connection with the Agreement. The Company did not receive any cash for the exercise of these options, and according reduced an accounts payable in the amount of $62,000 based on the fair market value of the common shares issued.

         On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000. As of March 31, 2002, the Company does not have sufficient authorized but unissued common shares to cover conversion of all of the outstanding warrants, options and preferred stock.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         None

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Global MAINTECH Corporation


Dated:   May 14, 2002                  By:   /S/ Dale Ragan
                                             ---------------------------
                                             Dale Ragan, Chief Executive
                                             Officer and President

Dated:   May 14, 2002                  By:   /S/ Sue Korsgarden
                                             ---------------------------
                                             Sue Korsgarden, Chief
                                             Accounting Officer

Dated:   May 14, 2002                  By:   /S/ William A. Erhart
                                             ---------------------------
                                             William A. Erhart, Director