Form 10QSB
period 2002-06-30
GLOBAL MAINTECH CORP /MN/
filed 2002-08-15
CIK 783738

United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       June 30, 2002
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

                                     Yes   x    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of August 1, 2002, 10,502,155 shares of common stock, no par value per share.

                  Global MAINTECH Corporation and Subsidiaries
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED June 30, 2002
                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Consolidated Balance Sheet (Unaudited) - June 30, 2002................3-4

      Consolidated Statements of Operations (Unaudited)
         For the Three and Six Months Ended June 30, 2002 and 2001............5

      Consolidated Statements of Cash Flows (Unaudited)
         For the Six Months Ended June 30, 2002 and 2001......................6

      Notes to Consolidated Financial Statements...........................7-12

      Item 2 - Management's Discussion and Analysis or Plan of
                 Operations...............................................13-15


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.............................................16

      Item 2 - Changes in securities and Use of Proceeds.....................16

      Item 4 - Submission of Matters to a Vote of Security Holders...........16

      Item 6 - Exhibits and Reports on Form 8-K..............................17

      Signatures.............................................................18

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                               $    22,369
 Accounts receivable, net                                               286,728
 Inventories                                                            181,561
 Prepaid expenses and other                                               9,225
                                                                    ------------

   Total current assets                                                 499,883
                                                                    ------------

Property and equipment, net                                              28,180
Intangibles assets, net                                                   9,862
                                                                    ------------

      Total assets                                                  $   537,925
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $   301,704
  Current portion of  notes payable                                      95,000
  Accrued liabilities, compensation and payroll taxes                 1,089,843
  Accrued dividends                                                   1,139,285
  Deferred revenue                                                      600,360
  Net liabilities of discontinued operation                           1,331,318
                                                                     -----------

      Total current liabilities                                       4,557,510

      Total liabilities                                               4,557,510
                                                                     -----------

STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock - Series A,
   no par value; 887,980 shares authorized; 63,956
   shares issued and outstanding; total liquidation
   preference of outstanding  shares-$32,586                             30,012
 Voting, convertible preferred stock - Series B, no
   par value; 123,077 shares authorized; 51,023 shares
   issued and outstanding total liquidation preference
   of outstanding shares-$1,678,040                                   1,658,270
 Convertible preferred stock - Series D, no par value;
   2,775 shares authorized; 1,563 shares issued and outstanding
   total liquidation preference of outstanding shares-$1,563,000      1,080,252
 Convertible preferred stock - Series E, no par value;
     2,675 shares authorized; 1,702 shares issued and outstanding
     total liquidation preference of outstanding-$1,702,000           1,352,775
 Convertible preferred stock - Series F, no par value;
     2,000 shares authorized; 2,000 shares issued and outstanding
     total liquidation preference of outstanding-$2,000,000           1,373,475
 Convertible preferred stock - Series G, no par value;
     1,000 shares authorized; 600 shares issued and outstanding
     total liquidation preference of outstanding shares-$600,000        562,500
 Common stock, no par value; 18,500,000 shares authorized;
  10,502,155 shares issued and outstanding                                    -
 Additional paid-in-capital                                          40,690,862
 Accumulated deficit                                                (50,767,731)
                                                                    ------------

   Total stockholders' deficit                                       (4,019,585)
                                                                    ------------

   Total liabilities and stockholders' deficit                      $   537,925
                                                                    ============



          See accompanying notes to consolidated financial statements.

                                          GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)



                                                                For the Three Months Ended             For the Six Months Ended
                                                                         June 30,                              June 30,
                                                          ---------------------------------------   --------------------------------
                                                                   2002                  2001             2002            2001
                                                          ------------------  -------------------   --------------  ----------------
Net sales                                                 $         365,775   $          581,776    $     797,394   $     1,382,036

Cost of sales                                                        19,061               71,550           54,521           227,239
                                                          ------------------  -------------------   --------------  ----------------

         Gross profit                                               346,714              510,226          742,873         1,154,797
                                                          ------------------  -------------------   --------------  ----------------

Operating expenses:
  Payroll and related benefits                                      192,593              283,687          431,805           647,627
  Other selling, general and administrative                         233,673              153,482          377,255           322,213
                                                          ------------------  -------------------   --------------  ----------------

         Total operating expenses                                   426,266              437,169          809,060           969,840
                                                          ------------------  -------------------   --------------  ----------------

         Income (loss) before other income (expense)                (79,552)              73,057          (66,187)          184,957

Other income (expense):
  Interest and penalty expense                                            -                    -             (364)                -
                                                          ------------------  -------------------   --------------  ----------------

Income (loss) from continuing operations                            (79,552)              73,057          (66,551)          184,957

Discontinued operations:
  Loss from discontinued operations; net of tax                    (123,887)              (9,157)        (199,474)           (8,066)
                                                          ------------------  -------------------   --------------  ----------------

Income (loss) before extraordinary item                            (203,439)              63,900         (266,025)          176,891

Extraordinary item:
    Gain from  change in management estimate
        related to accrued liablities of
        discontinued operations                                   4,300,000                    -        4,300,000                 -
    Forgiveness of debt, net of income taxes                              -                    -          490,000                 -
                                                          ------------------  -------------------   --------------    --------------

        Total extraordinary items                                 4,300,000                    -        4,790,000                 -
                                                          ------------------  -------------------   --------------    --------------

Net income                                                        4,096,561               63,900        4,523,975           176,891

Forgiveness (accrual) of cumulative dividends
  on preferred stock - net                                             (892)            (151,566)         177,824          (301,466)
                                                          ------------------  -------------------   --------------    --------------

Net income (loss) attributable to common stockholders     $       4,095,669   $          (87,666)   $   4,701,799     $    (124,575)
                                                          ==================  ===================   ==============    ==============

Basic and diluted income (loss) per common share:
  Continuing operations                                   $           (0.01)  $            (0.01)   $        0.01     $       (0.01)
  Discontinued operations                                             (0.01)               (0.00)           (0.02)            (0.00)
  Extraordinary item                                                   0.41                    -             0.46                 -
                                                          ------------------  -------------------   --------------    --------------

  Net income (loss) per common share                      $            0.39   $            (0.01)   $        0.45     $       (0.01)
                                                          ==================  ===================   ==============    ==============

Shares used in calculations:
  Basic and diluted                                              10,502,500           10,052,155       10,392,831        10,052,155
                                                          ==================  ===================   ==============    ==============



                                        See accompanying notes to consolidated financial statements.
                                                                   4

                                     GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)



                                                                                                For the Six Months Ended
                                                                                                        June 30,
                                                                                        --------------------------------------------
                                                                                                2002                  2001
                                                                                        ---------------------  ---------------------
Cash flows from operating activities:

(Loss) Income from continuing operations                                                $            (66,551)  $            184,957
  Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
    Extraordinary gain on forgiveness of debt                                                        490,000                      -
    Gain from  change in management estimate - accrued liabilities of
         of discontinued operations                                                                4,300,000                      -
    Depreciation and amortization                                                                     71,889                 99,237
    Changes in operating assets and liabilities:
        Accounts receivable                                                                          423,846               (396,158)
        Inventories                                                                                  405,929               (132,086)
        Prepaid expenses and other                                                                    62,455                 19,492
        Accounts payable                                                                            (142,274)                88,350
        Accrued liabilities, compensation and payroll taxes                                         (283,364)                79,308
        Accrued interest and penalties                                                              (490,030)                   157
        Deferred revenue                                                                            (140,783)               133,408
                                                                                        ---------------------  ---------------------

    Cash provided by continuing operating activities                                               4,631,117                 76,665
                                                                                        ---------------------  ---------------------

Income from discontinued operations                                                                 (199,474)                (8,066)
  Adjustments to reconcile income from discontinued operations to net cash used in discontinued activities:
    Gain from  change in management estimate - accrued liabilities of
         of discontinued operations                                                                        -                      -
    Net decrease in net liabilities of discontinued operations                                    (4,454,569)                     -
                                                                                        ---------------------  ---------------------

    Cash used in discontinued operating activities                                                (4,654,043)                (8,066)
                                                                                        ---------------------  ---------------------

    Cash provided by (used in) operating activities                                                  (22,926)                68,599
                                                                                        ---------------------  ---------------------

Cash flows from investing activities:
  Purchase of property and equipment                                                                 (18,166)               (24,723)
                                                                                        ---------------------  ---------------------

Cash flows from financing activities:
 Payments of long-term debt                                                                           (9,439)                (4,604)
                                                                                        ---------------------  ---------------------

     Net increase (decrease) in cash                                                                 (50,531)                39,272

Cash and cash equivalents at beginning of period                                                      72,900                 35,752
                                                                                        ---------------------  ---------------------

Cash and cash equivalents at end of period                                              $             22,369   $             75,024
                                                                                        =====================  =====================

Supplemental disclosure of cash flow information:
 Cash paid for:            Interest                                                     $                  -   $                  -
                                                                                        =====================  =====================
                                  Income taxes                                          $                  -   $                  -
                                                                                        =====================  =====================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for debt                                                   $             95,250   $                  -
                                                                                        =====================  =====================
    Forgiveness of cumulative dividends on preferred stock - net                        $            178,720   $                  -
                                                                                        =====================  =====================

                                See accompanying notes to consolidated financial statements.
                                                              5

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the most recent annual report on Form 10-KSB. Certain reclassifications have been made to the June 30, 2001 amounts to conform to the current presentation. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



NOTE 4 - DISPOSITION OF ASSETS

On June 3, 2002, the Company's board of directors determined it necessary to discontinue all the operations of its Lavenir subsidiary due to continuing development problems with its technology and continuing operating losses. As of June 30, 2002, the Company has recorded losses from discontinued operations of $199,474 due to the disposition of this subsidiary. The remaining assets of the Lavenir subsidiary were liquidated to satisfy the liabilities of the subsidiary, most of which are due its employees in the form of unpaid wages.

NOTE 5 - STOCKHOLDERS' DEFICIT

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





NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

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






NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

4) Each Holder (individually and not in the aggregate) must limit its daily sales of the Company's common shares as follows:

         If the previous day's closing price for the Company's common stock is from:

             $1.00 to $1.24, each Holder's sales shall not exceed 15% of the previous three trading days average daily volume
             $1.25 to $1.74, each Holder's sales shall not exceed 20% of the previous three trading days average daily volume
             $1.75 and up, each Holder's sales shall not exceed 25% of the previous three trading days average daily volume
5) The Holders agreed to waive the accrual of dividends on the Preferred Shares and penalties which accrue from and after June 15, 2001. In connection with the Agreement, the Company recorded net income attributable to common shareholders due to the forgiveness of cumulative dividends on preferred stock amounting to $178,720 and an extraordinary gain from the forgiveness of penalties and interest of $490,000.
6) The Company has the right to exercise its redemption rights at a price per preferred share equal to (i) 110%, multiplied by (ii) the stated value plus accrued dividends through June 15, 2001. Redemptions shall occur pro rata among the different classes of preferred shares and pro rata among different holders of the same class of preferred shares. Except for the price adjustment provided for in the Agreement, the terms and conditions of any redemption shall otherwise be subject to each of the terms and conditions contained in the Preferred Documents

During January 2002, the Company granted options to purchase 155,000 shares of common stock to certain of its employees. The options are exercisable at a per share price of $.56, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements



NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

On April 25, 2002, the Company filed a Form S-8 Registration Statement with the SEC for its Broadly Based 2002 Non-Statutory Stock Option Plan (the "Plan") dated March 19, 2002. Pursuant to the Plan, the Company registered 1,500,000 shares of its common stock underlying the up to 1,500,000 options, which may be granted pursuant to the Plan. With respect to the term "Broadly Based" it was the intention of the Company that the Plan comply, in all respects, with what is referred to as a "Broadly Based Plan" in NASDAQ Marketplace Rule 4350(i)(1)(A) and such other sections in the NASDAQ Marketplace Rules as may be applicable to "Broadly Based Plans". In that respect, it is understood and agreed as follows:

       a. Less than fifty percent (50%) of all options issued under the Plan may be issued to officers and directors of the Company; "officers" and "directors" being defined in the same manner as defined in Section 16 of the Securities Exchange Act of 1934 and;
       b. "Broadly Based" as defined means that at the end of three (3) years from the date of the Plan as amended at least fifty one percent (51%) of all options granted there under shall have been granted to "rank and file" personnel of the Company (i.e., persons who are not officers and directors as defined in "a" above) and that at the anniversary date of each succeeding year no less than 51% of all options granted shall have been granted to the aforesaid "rank and file".

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

NOTE 6 - EXTRAORDINARY GAIN

On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. subsidiary ("BHT"), which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations in 2001 and 2000. On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"). In summary, the Company transferred all of the assets of BHT to the H&QGF in satisfaction of BHT's obligation to H&QGF in the amount of approximately $5,900,000. As of December 31, 1999, the Company had accrued estimated liabilities related to this discontinued operation of $4,300,000. As of June 2002, no demands for payment have been received by the Company. Additionally, there have been no claims made against the Company relating to this estimated liability. Accordingly, the Company reversed this estimated liability and recorded an extraordinary gain of $4,300,000 during the quarter ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provide professional services to aide our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. Our subsidiaries produce the Global MAINTECH Virtual Command Center

("VCC"), a master console that provides simultaneous control, operation, and monitoring and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the six months ended June 30, 2002 and 2001.

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

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net sales from continuing operations for the six months ended June 30, 2002 were $797,394 as compared to net sales of $1,382,036 for the six months ended June 30, 2001. Net sales consist of the following items:

1) Systems sales were $257,831 for the six months ended June 30, 2002 compared to $534,290 for the six months ended June 30, 2001. The decrease in systems sales during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily due to decreased sales of VCC systems of $276,459. In July 2001, after our reorganization, we began to expand our sales force to increase sales. Sales cycles are estimated to take approximately nine months. Due to current economic conditions sales of our VCC systems were substantially less than anticipated; however, the Company expects increased results throughout the remainder of the year.

For the six months ended June 30, 2002, maintenance revenue was $539,562 as compared to $658,564 for the six months ended June 30, 2001. The decrease in maintenance fees in 2002 is related to a decrease in renewals of our maintenance contracts with certain customers. We expect our maintenance revenue to increase in 2002 with increased hardware sales throughout the balance of the year.

2) Other revenues, which include consulting fees, late fees collected, software sales, and other items was $0 for the six months ended June 30, 2002 as compared to $189,182 for the comparative period ended June 30, 2001. The decrease was attributable to a decrease in our software sales, consulting and training attributable to a downturn in the circuit board industry.

Cost of sales as a percentage of sales was 7% for the six months ended June 30, 2002 from 16% in the comparative period. Gross margin from continuing operations for the six months ended June 30, 2002 was 93% compared to 84% for the six months ended June 30, 2001.

Payroll and related benefit costs for the six months ended June 30, 2002 were $431,805 compared to $647,627 for the six months ended June 30, 2001. The decrease of $215,822 is related primarily to decreases in personnel.

For the six months ended June 30, 2002, other selling, general and administrative expenses were $377,255 compared to $322,213 for the six months ended June 30, 2001. The increase of $55,042 was primarily attributable to and increase in professional fees.

For the six months ended June 30, 2002, we had a loss from discontinued operations of $199,474 compared to a loss from discontinued operations of $8,066 for the six months ended June 30, 2001, which is attributable to settlement of debt.

For the six months ended June 30, 2002, we recorded a gain from the forgiveness of accrued penalties related to our preferred stock amounting to $490,000. Additionally, we reversed an estimated liability relating to a subsidiary which was discontinued in 1999, and recorded an extraordinary gain of $4,300,000 during the quarter ended June 30, 2002.

We reported a net income attributable to common shareholders for the six months ended June 30, 2002 of $4,701,799 compared to a net loss attributable to common shareholders of $(124,575) for the six months ended June 30, 2001. This translates to an overall per-share income of $0.45 for the six months ended June 30, 2002 compared to a per share loss of $(0.01) for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had negative working capital of $4,057,627 compared to negative working capital of $8,906,646 as of December 31, 2001. The decrease in negative working capital is related primarily to the settlement of debt and an extraordinary gain of $4,300,000. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested. Additionally, in March 2002, we entered into a Modification Agreement with our preferred stockholders (see Note 4 to Consolidated Financial Statements), whereby we recorded an extraordinary gain of $490,000 and reduced our dividends payable to preferred stockholders in the amount of $177,824.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional revenue generating opportunities.

Net cash used in operating activities for the six months ended June 30, 2002 was $(22,926) compared to $68,599 provided by such activities during the six months ended June 30, 2001.

Cash used in investing activities for the six months ended June 30, 2002 was $18,166 from the purchases of property and equipment. Cash used in investing activities during the six months ended June 30, 2001 was $24,723 and reflects purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was $9,439 and $4,604, respectively, due to the payment of long-term debt.

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

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

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

         On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000. As of June 30, 2002, the Company does not have sufficient authorized but unissued common shares to cover conversion of all of the outstanding warrants, options and preferred stock.

Item 4.  Submission of Matters to Vote of Security Holders

         On July 23, 2002, we filed a preliminary proxy statement cordially inviting shareholders to attend the 2001 Annual Meeting (the "Annual Meeting") of Stockholders of Global Maintech Corporation (the "Company") which will be held at the Minneapolis Airport Marriott, located at 2020 East 79th Street, Bloomington, MN 55425 on September 9, 2002, commencing at 3:30 p.m. (local time).

         At the Annual Meeting, shareholders' will be asked to (i) elect two directors of the Company to serve until the next Annual Meeting and until their successors are duly elected and qualified; (ii) ratify the Board of Directors' action of its appointment of Sherb & Co., LLP as the Company's independent public accountants for the calendar year ending December 31, 2002; (iii) ratify the Company's Board of Directors' adoption of Global Maintech Corporation's 2002 Non-Statutory Stock Option Plan; (iv) consider and act upon the proposal to increase authorized shares of common stock of the Company from 18,500,000 shares to 27,500,000 shares; and (v) transact such other business as may properly come before the meeting and any adjournment thereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1     Certification by Chief Executive Officer
         99.2     Certification by Chief Financial Officer

(b)      Reports on Form 8-K

         Our Company filed a current report on Form 8-K on June 26, 2002, which in Items 5, we reported that effective June 3, 2002, the Board of Directors voted unanimously to shut down our subsidiary, Lavenir Technologies Inc. due to the continuing losses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  Global MAINTECH Corporation


Dated:   August 14, 2002                   By:    /S/ Dale Ragan
                                                  ---------------------------
                                                  Dale Ragan, Chief Executive
                                                  Officer and President

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Global MAINTECH Corporation

Dated:   August 14, 2002                 By:      /s/ Dale Ragan
                                                  ------------------------------
                                                  Dale Ragan, Chief Executive
                                                  Officer and President

Dated:   August 14, 2002                 By:      /s/ Sue Korsgarden
                                                  ------------------------------
                                                  Sue Korsgarden, Chief
                                                  Accounting Officer

Dated:   August 14, 2002                 By:      /s/ William A. Erhart
                                                  ------------------------------
                                                  William A. Erhart, Director