Form 10QSB
period 2002-09-30
GLOBAL MAINTECH CORP /MN/
filed 2002-11-15
CIK 783738

United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       September 30, 2002
Commission file number:             0-14692



                           Global MAINTECH Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                           41-1703940
            ---------                                           ----------
  (State or other jurisdiction of                                (I.R.S.
Employer incorporation or organization)                      Identification No.)


                        7836 Second Avenue South, Suite 1
                              Bloomington. MN 55420
                              ---------------------
               (Address of principal executive offices) (Zip code)


                                 (952) 887-0092
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock at the latest possible date: As of November 1, 2002, 10,509,655 shares of common stock, no par value per share.

                  Global MAINTECH Corporation and Subsidiaries
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED September 30, 2002
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements


      Consolidated Balance Sheet (Unaudited) - September 30, 2002 .............3


      Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2002 and 2001.......4


      Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2002 and 2001.................5


      Notes to Consolidated Financial Statements............................6-11


      Item 2 - Management's Discussion and Analysis or Plan of Operations..12-15


      Item 3 - Control and Procedures.........................................15


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................16


      Item 2 - Changes in Securities and Use of Proceeds......................16


      Item 4 - Submission of Matters to a Vote of Security Holders............16


      Item 6 - Exhibits and Reports on Form 8-K...............................17


      Signatures..............................................................17

      Certifications ......................................................18-19

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
 Cash ...........................................................  $      4,091
 Accounts receivable, net .......................................        47,876
 Inventories ....................................................       144,826
 Prepaid expenses and other .....................................         4,613
                                                                   ------------
   Total current assets .........................................       201,406
                                                                   ------------

Property and equipment, net .....................................        25,154
Intangibles assets, net .........................................         5,864
                                                                   ------------
      Total assets ..............................................  $    232,424
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ..............................................  $     39,226
  Current portion of  notes payable .............................        23,898
  Accrued liabilities, compensation and payroll taxes ...........       984,179
  Accrued dividends .............................................     1,140,193
  Deferred revenue ..............................................       318,981
  Net liabilities of discontinued operation .....................     1,577,398
                                                                   ------------
      Total current liabilities .................................     4,083,875
                                                                   ------------
STOCKHOLDERS' DEFICIT:
  Voting, convertible preferred stock - Series A, no par
    value; 887,980 shares authorized; 63,956 shares issued and outstanding; total liquidation preference of outstanding
    shares-$32,586 ..............................................        30,012
  Voting, convertible preferred stock - Series B, no par
    value; 123,077 shares authorized; 51,023 shares issued and outstanding total liquidation preference of outstanding
    shares-$1,678,040 ...........................................     1,658,270
  Convertible preferred stock - Series D, no par value;
    2,775 shares authorized; 1,563 shares issued and
    outstanding total liquidation preference of outstanding
    shares-$1,563,000 ...........................................     1,080,252
  Convertible preferred stock - Series E, no par value;
    2,675 shares authorized; 1,702 shares issued and
    outstanding total liquidation preference of
    outstanding-$1,702,000 ......................................     1,352,775
  Convertible preferred stock - Series F, no par value;
    2,000 shares authorized; 2,000 shares issued and
    outstanding total liquidation preference of
    outstanding-$2,000,000 ......................................     1,373,475
  Convertible preferred stock - Series G, no par value;
    1,000 shares authorized; 600 shares issued and outstanding total liquidation preference of outstanding
    shares-$600,000 .............................................       562,500
  Common stock, no par value; 18,500,000 shares authorized;
    10,509,655 shares issued and outstanding ....................             -
  Additional paid-in-capital ....................................    40,692,034
  Accumulated deficit ...........................................   (50,600,769)
                                                                   ------------
   Total stockholders' deficit ..................................    (3,851,451)
                                                                   ------------
   Total liabilities and stockholders' deficit ..................  $    232,424
                                                                   ============

          See accompanying notes to consolidated financial statements.

                                       GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                         For the Three Months Ended         For the Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     -----------------------------
                                                            2002             2001             2002             2001
                                                        ------------     ------------     ------------     ------------
Net sales ...........................................   $    274,952     $    263,420     $  1,072,346     $  1,645,456

Cost of sales .......................................          1,803          118,381           56,324          592,948
                                                        ------------     ------------     ------------     ------------

         Gross profit ...............................        273,149          145,039        1,016,022        1,052,508
                                                        ------------     ------------     ------------     ------------

Operating expenses:
  Payroll and related benefits ......................        225,409          166,326          734,210          566,625
  Other selling, general and administrative .........         51,680          161,136          351,939          483,349
                                                        ------------     ------------     ------------     ------------

         Total operating expenses ...................        277,089          327,462        1,086,149        1,049,974
                                                        ------------     ------------     ------------     ------------

         Income (loss) before other income (expense)          (3,940)        (182,423)         (70,127)           2,534

Other income (expense):
  Interest and penalty income (expense) .............              -              132             (364)             132
                                                        ------------     ------------     ------------     ------------

Income (loss) from continuing operations ............         (3,940)        (182,291)         (70,491)           2,666

Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax ..........................        171,812          169,975          (27,662)         161,909
                                                        ------------     ------------     ------------     ------------

Income (loss) before extraordinary item .............        167,872          (12,316)         (98,153)         164,575

Extraordinary item:
  Gain from  change in management estimate related
    to accrued liablities of discontinued operations               -                -        4,300,000                -
  Forgiveness of debt, net of income taxes ..........              -                -          490,000                -
                                                        ------------     ------------     ------------     ------------

         Total extraordinary items ..................              -                -        4,790,000                -
                                                        ------------     ------------     ------------     ------------

Net income (loss) ...................................        167,872          (12,316)       4,691,847          164,575

Forgiveness (accrual) of cumulative dividends on
  preferred stock - net .............................           (908)        (153,232)         176,916         (454,698)
                                                        ------------     ------------     ------------     ------------

Net income (loss) attributable to common stockholders   $    166,964     $   (165,548)    $  4,868,763     $   (290,123)
                                                        ============     ============     ============     ============

Basic and diluted income (loss) per common share:
  Continuing operations .............................   $      (0.00)    $      (0.03)    $       0.01     $      (0.05)
  Discontinued operations ...........................           0.02             0.02            (0.00)            0.02
  Extraordinary item ................................              -                -             0.46                -
                                                        ------------     ------------     ------------     ------------

  Net income (loss) per common share ................   $       0.02     $      (0.01)    $       0.47     $      (0.03)
                                                        ============     ============     ============     ============

Shares used in calculations:
  Basic and diluted .................................     10,509,655       10,052,155       10,430,831       10,052,155
                                                        ============     ============     ============     ============

                              See accompanying notes to consolidated financial statements.
                                                            4

                                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                    For the Nine Months Ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                      2002             2001
                                                                                   -----------     -----------
Cash flows from operating activities:

(Loss) income from continuing operations ......................................    $   (70,491)    $     2,666
  Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
    Extraordinary gain on forgiveness of debt .................................        490,000               -
    Gain from change in management estimate - accrued liabilities of
         of discontinued operations ...........................................      4,300,000               -
    Loss on disposal of property and equipment ................................         40,793               -
    Depreciation and amortization .............................................         38,120         118,636

    Changes in operating assets and liabilities:
        Accounts receivable ...................................................        662,698          75,067
        Inventories ...........................................................        442,664        (230,497)
        Prepaid expenses and other ............................................         67,067          22,276
        Accounts payable ......................................................       (404,756)       (167,836)
        Accrued liabilities, compensation and payroll taxes ...................       (389,024)        100,913
        Accrued interest and penalties ........................................       (490,030)              -
        Deferred revenue ......................................................       (422,162)         12,879
                                                                                   -----------     -----------
    Cash provided by (used in) continuing operating activities ................      4,264,879         (65,896)
                                                                                   -----------     -----------

Income (loss) from discontinued operations ....................................        (27,662)        161,909
  Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued activities:
    Net decrease in net liabilities of discontinued operations ................     (4,208,489)        (25,000)
                                                                                   -----------     -----------
    Cash (used in) provided by discontinued operating activities ..............     (4,236,151)        136,909
                                                                                   -----------     -----------
    Cash provided by operating activities .....................................         28,728          71,013
                                                                                   -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment ..........................................        (18,167)        (15,540)
                                                                                   -----------     -----------

    Cash used in investing activities .........................................        (18,167)        (15,540)
                                                                                   -----------     -----------
Cash flows from financing activities:
 Proceeds from exercise of stock options ......................................          1,171               -
 Proceeds from long-term debt .................................................              -           2,006
 Payments of long-term debt ...................................................        (80,541)         (8,229)
                                                                                   -----------     -----------
    Cash used in financing activities .........................................        (79,370)         (6,223)
                                                                                   -----------     -----------

     Net increase (decrease) in cash ..........................................        (68,809)         49,250

Cash and cash equivalents at beginning of period ..............................         72,900          35,752
                                                                                   -----------     -----------

Cash and cash equivalents at end of period ....................................    $     4,091     $    85,002
                                                                                   ===========     ===========
Supplemental disclosure of cash flow information:
 Cash paid for:
                  Interest ....................................................    $         -     $         -
                                                                                   ===========     ===========
                  Income taxes ................................................    $         -     $         -
                                                                                   ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for debt .........................................    $    95,250     $         -
                                                                                   ===========     ===========
    Foreginess of cumulative dividends on preferred stock - net ...............    $   178,720     $         -
                                                                                   ===========     ===========

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Global MAINTECH Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in the most recent annual report on Form 10-KSB. Certain reclassifications have been made to the September 30, 2001 amounts to conform to the current presentation. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending December 31, 2002.

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

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 3 - RECENT PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material effect on its consolidated financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on the Company's consolidated financial position or results of operations.

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

NOTE 4 - DISPOSITION OF ASSETS

On June 3, 2002, the Company's board of directors determined it necessary to discontinue all the operations of its Lavenir subsidiary due to continuing development problems with its technology and continuing operating losses. For the nine months ended September 30, 2002, the Company has recorded losses from discontinued operations of $244,638 due to the disposition of this subsidiary. The remaining assets of the Lavenier subsidiary were liquidated. The funds were used to pay its employees for unpaid wages and to partially pay a secured creditor on an outstanding loan.

                  Global MAINTECH Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 5 - STOCKHOLDERS' DEFICIT

In January 2002, the Company issued 350,000 shares of its common stock in connection with a prior acquisition dated November 20, 2000 for its Global Watch product.

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

6) The Company has the right to exercise its redemption rights at a price per preferred share equal to (i) 110%, multiplied by (ii) the stated value plus accrued dividends through June 15, 2001. Redemptions shall occur pro rata among the different classes of preferred shares and pro rata among different holders of the same class of preferred shares. Except for the price adjustment provided for in the Agreement, the terms and conditions of any redemption shall otherwise be subject to each of the terms and conditions contained in the Preferred Documents

Currently, the Company is default of this Modification Agreement.

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

In July 2002, 7,500 options to purchase shares of the Company's stock were exercise at $0.156 per share aggregating proceeds of $1,171.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2001 appearing in our most recent annual report on Form 10-KSB as filed with the United States Securities and Exchange Commission.

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

On June 3, 2002, our board of directors determined it necessary to discontinue all the operations of our Lavenir subsidiary due to continuing development problems with its technology and continuing operating losses. For the nine months ended September 30, 2002, we have recorded losses from discontinued operations of $244,638 due to the disposition of this subsidiary. The remaining assets of the Lavenir subsidiary were liquidated. The funds were used to pay its employees for unpaid wages and to partially pay a secured creditor on an outstanding loan.

The consolidated financial statements that accompany this discussion show the operating results from continuing operations of the Company for the nine months ended September 30, 2002 and 2001.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales from continuing operations for the nine months ended September 30, 2002 were $1,072,346 as compared to net sales of $1,645,456 for the nine months ended September 30, 2001. Net sales consist of the following items:

1) Systems sales were $271,831 for the nine months ended September 30, 2002 compared to $596,054 for the nine months ended September 30, 2001. The decrease in systems sales during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily due to decreased sales of VCC systems of $324,223. Sales cycles are estimated to take approximately nine months. Due to current economic conditions and a lack funds to implement our sales plans, sales of our VCC systems were substantially less than anticipated.

2) For the nine months ended September 30, 2002, maintenance revenue was $797,940 as compared to $856,469 for the nine months ended September 30, 2001. The decrease in maintenance fees in 2002 is related to a decrease in renewals of our maintenance contracts with certain customers. We expect our maintenance revenue to increase in 2003 with increases in hardware sales.

3) Other revenues, which include consulting fees, late fees collected, software sales, and other items was $2,575 for the nine months ended September 30, 2002 as compared to $192,933 for the comparative period ended September 30, 2001. The decrease was attributable to a decrease in our software sales, consulting and training attributable to a downturn in the sale of our core products.

Cost of sales as a percentage of sales was 5% for the nine months ended September 30, 2002 from 36% in the comparative period. Gross margin from continuing operations for the nine months ended September 30, 2002 was 95% compared to 64% for the nine months ended September 30, 2001. The increase in gross margin was attributable to change in our revenue mix. For the nine months ended September 30, 2002, maintenance revenue accounted for 74% or our revenue as compared to 52% for the nine months ended September 30, 2001.

Payroll and related benefit costs for the nine months ended September 30, 2002 were $734,210 compared to $566,625 for the nine months ended September 30, 2001. The increase of $167,585 is related primarily to hiring of new sales personnel relating to the implementation of our current marketing plans.

For the nine months ended September 30, 2002, other selling, general and administrative expenses were $351,939 compared to $483,349 for the nine months ended September 30, 2001. The decrease of $131,410 was primarily attributable to decreases in settlements related to patents, depreciation expense and travel and entertainment.

For the nine months ended September 30, 2002, we had a loss from discontinued operations of $27,662 compared to income from discontinued operations of $161,909 for the nine months ended September 30, 2001, which is attributable to gains on the settlement of debt offset by losses from the discontinuation of our Lavenier subsidiary.

For the nine months ended September 30, 2002, we recorded a gain from the forgiveness of accrued penalties related to our preferred stock amounting to $490,000. Additionally, we reversed an estimated liability relating to a subsidiary which was discontinued in 1999, and recorded an extraordinary gain of $4,300,000 during the nine months ended September 30, 2002.

We reported net income attributable to common shareholders for the nine months ended September 30, 2002 of $4,868,763 compared to net loss attributable to common shareholders of $(290,123) for the nine months ended September 30, 2001. This translates to an overall per-share income of $0.47 for the nine months ended September 30, 2002 compared to a per share loss of $(0.03) for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had negative working capital of $3,882,469 compared to negative working capital of $9,313,029 as of December 31, 2001. The decrease in negative working capital is related primarily to the settlement of debt and an extraordinary gain of $4,300,000. Our operations have been funded by loans from third parties, the sale of preferred stock and common stock. These funds were used for working capital, capital expenditures, and the acquisition of certain subsidiaries, which were subsequently divested. Additionally, in March 2002, we entered into a Modification Agreement with our preferred stockholders (see Note 5 to Consolidated Financial Statements), whereby we recorded an extraordinary gain of $490,000 and reduced our dividends payable to preferred stockholders in the amount of $177,824.

We have no other material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth is dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional revenue generating opportunities.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $28,728 compared to $71,013 provided by such activities during the nine months ended September 30, 2001.

Cash used in investing activities for the nine months ended September 30, 2002 was $18,167 for the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2001 was $15,540 for the purchase of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $79,370 and $6,223, respectively, due to the repayment of long-term debt.

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

RECENT PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not believe the adoption of SFAS No. 144 will have a material effect on our consolidated financial position or results of operations.

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

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are currently evaluating this Standard.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         As permitted by Commission Rule 12b-23, the response to this item is incorporated by reference from the corresponding item in our report of Form 10-KSB for the year ended December 31, 2001.

Item 2.  Changes in Securities and Use of Proceeds

         In July 2002, 7,500 options to purchase shares of the Company's stock were exercise at $0.156 per share aggregating proceeds of $1,171.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 - Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                  99.2 - Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  We filed an 8-K on September 13, 2002 reporting a change in our independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Global MAINTECH Corporation


Dated:   November 14, 2002              By: /S/ Dale Ragan
                                           ---------------------------
                                           Dale Ragan, Chief Executive
                                           Officer and President


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Global MAINTECH Corporation

Dated:   November 14, 2002              By: /s/ Dale Ragan
                                            -------------------------------
                                            Dale Ragan, Chief Executive
                                            Officer and President

Dated:   November 14, 2002              By: /s/ Sue Korsgarden
                                            -------------------------------
                                            Sue Korsgarden
                                            Chief Accounting Officer

Dated:   November 14, 2002              By: /s/ William A. Erhart
                                            -------------------------------
                                            William A. Erhart, Director

                                  CERTIFICATION

I, Dale Ragan, Chief Executive Officer of Global MAINTECH Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global MAINTECH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Dale Ragan
                                       -----------------------------------
                                       Dale Ragan, Chief Executive Officer

                                  CERTIFICATION

I, Sue Korsgarden, Chief Accounting Officer of Global MAINTECH Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Global MAINTECH Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Sue Korsgarden
                                       -----------------------------------
                                       Sue Korsgarden, Chief Accounting Officer