Form 10KSB
period 2002-12-31
GLOBAL MAINTECH CORP /MN/
filed 2003-05-14
CIK 783738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from_______  to _______

Commission file number 000-14692

                           GLOBAL MAINTECH CORPORATION
             ------------------------------------------------------
                 Minnesota                         41-1703940
 ------------------------------------------------------------------------------
          (State of Incorporation)      (I.R.S. Employer Identification No.)

                        7836 Second Avenue South, Suite 1
                              Bloomington, MN 55420
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                        Telephone Number: (952) 887-0092

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

      Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

      The Company's revenues for the Fiscal Year Ended December 31, 2002 totaled $1,984,745.

      The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 25th, 2003 was approximately $1,261,158 based upon the closing bid price on the Over The Counter Bulletin Board ("OTCBB") on that date. The number of shares of the Company's no par value common stock outstanding as of March 25th, 2003 was 10,509,655.

 Documents incorporated by reference:  None.

 Transitional Small Business Disclosure Format (Check One):   Yes      No  [ X ]

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Except for historical information, this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We believe that these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the Company's history of operating losses and the uncertainty of the Company's ability to continue to operate profitably in the future; failure of the Company to meet its future additional capital requirements; failure of the Company to respond to evolving industry standards and technological changes; lack of market acceptance of the Company's products, including products under development; inability to successfully adjust the Company's product mix and product sales following divestiture of some businesses; loss of key personnel; failure of the Company to secure adequate protection for its intellectual property rights; and exposure to third party claims of intellectual property infringement by the Company. The forward-looking statements are qualified in their entirety by these factors and the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 2002.

      Copies of the Company's Annual Reports on Form 10-KSB, as filed with the Securities and Exchange Commission, may be obtained free of charge from the Company. Such requests should be made in writing or by telephone and should be directed to Global MAINTECH Corporation, Attention: Sue Korsgarden, 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420, telephone (952) 887-0092.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.

Item 1.    Description of Business                                          4

Item 2.    Description of Property                                          7

Item 3.    Legal Proceedings                                                7

Item 4.    Submission of Matters to a Vote of Security Holders              8

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters         8

Item 6.    Management's Discussion and Analysis or Plan of Operation        8

Item 7.    Financial Statements                                            13

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        14

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               14

Item 10.   Executive Compensation                                          15

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                                16

Item 12.   Certain Relationships and Related Transactions                  17

Item 13.   Exhibits, List and Reports on Form 8-K                          18

Item 14.   Controls and Procedures                                         20

Signatures

Certifications

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      Global MAINTECH Corporation, (the "Company"), supplies the Virtual Command Center, which is an enterprise wide system capable of consolidating all of a data center's platform consoles (including mainframes, midrange, client-server and other systems) into a single screen, control and automation tool for the entire enterprise, including disaster recovery. The Company's VCC customers are Fortune 500 companies with computing centers the size of football fields in several locations worldwide. The VCC is the only product in the world that provides this solution without the need for agent software for the associated distribution process.

      The Company's VCC customers include Acxiom Corporation, A.I.G. (American International Group), Alaska USA Federal Credit Union, Altell Information Services, Inc., American Home Products Corporation (Wyeth), Bank One Corporation, Bear Stearns & Co. Inc., Burlington Northern Santa Fe, Citicorp Global Technology, IBM Corporation, 3M (Minnesota Mining and Manufacturing Company), MetLife, Sempra Energy, Southern California Edison, and Wellpoint Health Networks Inc.

      The Company's products and services provide solutions that enhance the IT Framework solutions provided by these and other partner companies.

      The Company was incorporated under the laws of the State of Minnesota in 1985 under the name Computer Aided Time Share, Inc. There have been numerous name changes. Effective February 28, 2001, the Board of Directors of the Company approved the current name of Global MAINTECH Corporation.

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

      Professional Services. We offer system maintenance services that help our customers design and implement network and system management products to manage their information technology environment. We specialize in integrating multiple products into a complete enterprise-wide solution for corporate data centers. We support our VCC product as well as implement the industry's leading system and network management products, including Microsoft Operations Manager Software, Hewlett-Packard's OpenView, BMC Software's Patrol and IBM's Tivoli TME.

      Our capabilities include strategic planning and implementation, installation of enterprise system management tools, product training, product conversions, and consulting.

SALES AND MARKETING

      We currently market and sell our products through our own sales force, and by various reseller arrangements. The direct sales team is supported by a dedicated telemarketing process and sales support in the form of written materials, CD-ROM presentations, VCR tape presentations, our web site and remote PC-based presentations available on the salespersons laptop computer.

      Our contracts for maintenance and professional services are sold directly to the customer.

COMPETITION

      Our VCC product faces competition from internal monitoring software products, which monitor certain pieces of hardware and software applications in the computer in which such internal software is installed. Major competitive products and companies producing them in the system and network management industry are as follows:

            Product                   Maker                  Base Platform
            -------                   -----                  -------------
             CCS                    I/O Concepts                Mainframe
             NetView                IBM                         Mainframe
             TME                    IBM/Tivoli                  Mid-range server
             Unicenter              Computer Associates         Mainframe
             Command/Post           BMC                         Mainframe
             Open View              Hewlett-Packard             Mid-range server

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

      The Company is also active in other venues of opportunity by forming partnerships with other Enterprise Management software vendors. Specifically, the company is an approved partner with Microsoft Corporation with respect to its integration products with the Microsoft Operations Manager product. We believe the VCC provides the world's only method for allowing Microsoft Operations Manager software, which monitors Microsoft servers, to be integrated with all other enterprise management platforms. The Company supports Microsoft in areas where the company has specific expertise in areas in which Microsoft does not. Currently, the company is providing an interface to MVS systems, AS400, and the VCC product itself.

      The Company upgrades and will continue to upgrade the Global Watch MVS, which was re-introduced in February of 2001 using the TCP/IP communications protocol and the ability to link management information from mainframes and UNIX workstations. This brings the functionality of Global Watch to additional platforms.

            Our research and development costs were approximately $250,000 in 2002 and $200,000 in 2001, which consisted of primarily employee salaries.


PATENTS, TRADEMARKS AND COPYRIGHTS

      We have four patents issued for the VCC and related products. Our trademark is Global MAINTECH(TM).

EMPLOYEES

      As of March 25, 2003, we had 8 employees, all of which are full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company's headquarters is located at 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420. The sublease for this location, entered into on April 18, 2001, is for approximately 3,073 square feet and terminates on April 30, 2004. This property is used administratively as the Company's corporate headquarters, and is also used to house the Company's technical support department. The current monthly rent is $2,645.

      The Company is responsible for utilities, insurance, and other operating expenses at the Bloomington Corporate Office location.

ITEM 3.  LEGAL PROCEEDINGS.

      The Internal Revenue Service has a claim against the Company for $44,827.16 for payroll taxes which arose from a reporting error by the Company's payroll service in 2000. An IRS refund check was received by the Company for overpayment of taxes in the amount of $34,229.26. Subsequently, a correction was made by the payroll service in September of 2002 showing that taxes were owed by the Company. We are currently disputing the interest and penalties with the IRS of $10,597.90, but it appears that the principal amount of $34,229.26 is owed by the Company.

      The Company is named as a defendant in three judgments, totaling approximately $68,000, from 2001 as a result of discontinuing operations of the Singlepoint Systems and Global Maintech Inc. divisions. Due to the financial situation of the Company, no efforts have been made to settle or resolve these claims. Such amount has been recorded in the financial statements.

ALLIANT PARTNERS LITIGATION:    The Company was involved in the following
litigation: Alliant Partners, a California corporation, vs. Singlepoint Systems, Inc., a Minnesota corporation also known as Global Maintech, Inc. Breece Hill, Inc., a Delaware corporation, MaxOptix Corporation, a Delaware corporation, Hambrecht & Quist Guaranty Finance, L.L.C., a California limited liability company a/k/a H& Q Guaranty Finance L.L.C.

      In February 2000, the Company entered into a stock purchase agreement to sell its subsidiary, Breece Hill Technologies, Inc. ("Breece Hill"). When the buyer terminated the stock purchase agreement, Hambrecht and Quist Guaranty Finance ("H&QGF"), as secured lender, foreclosed on the assets of Breece Hill to cover amounts owed to H&QGF by the Company. H&QGF entered into an agreement with Alliant Partners ("Alliant") pursuant to which Alliant agreed to find a buyer for the Breece Hill assets in exchange for a commission based on the proceeds of the sale. Once the Breece Hill assets were sold Alliant requested payment of the commission, but did not receive it. Alliant then commenced an action against H&QGF, the Company and the parties listed above on May 25, 2001 in the Superior

Court of the State of California, County of Santa Clara, alleging breach of contract, fraudulent conveyance of the Breece Hill assets and unjust enrichment on the part of H&QGF, seeking general damages of $487,281. Alliant subsequently entered into a tolling agreement with Singlepoint Systems, Inc. ("SSI"), GMI and Breece Hill pursuant to which Alliant has agreed to dismiss the civil action against these three parties without prejudice. The parties also agreed that any statute of limitations would be tolled as to the causes of action alleged in the complaint for a period of four years provided that SSI, GMI and Breece Hill cooperate with Alliant in providing documents and information with respect to the action against H&QGF and MaxOptix Corporation. The Company was notified on April 3, 2002 that the case was dismissed in November of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "GBMT."

      The following are the high and low bid quotations for the Company's common stock as reported on OTCBB (for the first quarter of 2001 and all four quarters of 2002) and the Pink Sheets (for the second, third and fourth quarters of 2001) during each quarter of the fiscal years ended December 31, 2002 and 2001. These quotations represent prices quoted between dealers, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

   Year Ended December 31, 2001
------------------------------------------------
          Quarter              High      Low
----------------------------  ------    ------
First                         $ .500    $ .200
Second                          .809      .260
Third                          1.359      .059
Fourth                         1.059      .309

  Year Ended December 31, 2002
-----------------------------------------------
          Quarter              High      Low
---------------------------  -------    ------
First                         $1.140     $.560
Second                          .980      .350
Third                           .500      .270
Fourth                          .400      .120

  Year Ended December 31, 2003
-----------------------------------------------
          Quarter              High      Low
---------------------------  -------    ------
First                           $.25     $.12

      As of March 25, 2003, the Company had approximately 534 holders of record of its common stock. The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

We supply world-class systems (device and system consolidation, systems and network management, professional services and storage products) and network management products primarily to computer data centers and provide professional services to help our customers implement enterprise system management solutions. These products and services provide solutions that enable companies to better use their IT management tools. Our main business produces the Global MAINTECH Virtual Command Center ("VCC"), a master console that provides simultaneous control, operation, monitoring, and console consolidation for mainframe, midrange, UNIX, Microsoft NT and networks.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net sales from continuing operations for the year ended December 31, 2002 were $1,984,745 as compared to net sales of $4,133,780 for year ended December 31, 2001 Net sales consists of the following items: Hardware, Software , and Maintenance contracts.

1) Systems sales were $285,660 in 2002 compared to $1,609,188 in 2001. The decrease in systems sales in 2002 was due to a lack of new customers and decreased sales to existing customers of VCC systems.

2) For the year ended December 31, 2002, maintenance revenue was $1,292,742 as compared to $1,568,611 for the year ended December 31, 2002. The decrease in maintenance fees in 2002 is related to the loss of existing customer renewals on maintenance contracts.

3) Revenues from the sale of our Lavenir Technology products were $403,576 for the year ended December 31, 2002 as compared to $765,190 for the year ended December 31, 2001. The decrease in Lavenir's sales is attributable to the Company closing this division in June 2002.

4) Other revenues which include consulting fees, late fees collected and other items were $2,767 for the year ended December 31, 2002 as compared to $190,791. The decrease was attributable to closing the Lavenir division.

Cost of sales as a percentage of sales increased to 20% for the year ended December 31, 2002 from 15% in the prior period. This percentage has increased due to the huge decrease in VCC system sales in 2002.

Gross margin from continuing operations for the year ended December 31, 2002 was 80% compared to 85% for the year ended December 31, 2001.

Payroll and related benefit costs for the year ended December 31, 2002 were $1,422,073 compared to $2,702,355 for the year ended December 31, 2001. The decrease of $1,280,282 is related primarily to decreases in personnel by closing the Lavenir division.

For the year ended December 31, 2002 other selling, general and administrative expenses were $591,657 compared to $1,055,366 for the year ended December 31, 2001. The decrease of $463,709 was attributable to the following: The strict policies enforced on expenses and the closing of the California location.

   1) For the year ended December 31, 2002, we incurred professional and technical expenses of $157,616 compared to $ 150,837 for the year ended December 31, 2001, an increase of $6,799 due to the addition of business consultants.

   2) We reduced other costs and expenses due to cost cuttings measures, consolidated administrative functions, and eliminated the California division.

Other expenses of $7,443 for the year ended December 31, 2002 consisted of interest and penalty expense compared to $15,742 in 2001. Interest and penalties expense decreased in 2002.

For the year ended December 31, 2002, we had a gain from discontinued operations of $789,544 attributable to settlement of debt versus a gain of $975,798 in the year 2001.

On December 27, 1999, the Company approved a formal plan with regards to the disposal of its Breece Hill Technologies, Inc. subsidiary ("BHT"), which was acquired on April 14, 1999 and which formerly represented the Company's tape storage products business segment. As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations in 2001 and 2000. On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"). In summary, the Company transferred all of the assets of BHT to the H&QGF in satisfaction of BHT's obligation to H&QGF in the amount of approximately $5,900,000. As of December 31, 1999, the Company had accrued estimated liabilities related to this discontinued operation of $4,300,000. As of June 2002, no demands for payment have been received by the Company. Additionally, there have been no claims made against the Company relating to this estimated liability. Accordingly, the Company reversed this estimated liability and recorded an extraordinary gain of $4,300,000.

We reported net income for the year ended December 31, 2002 of $5,154,273 compared to net income for the year ended December 31, 2001 of $704,501. The income is due to gain on disposal of discontinued operations, a change in management estimate and forgiveness of debt.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". Among other things, SFAS No. 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. FAS No. 144 had no material impact on the Company's financial position, results of operations or cash flows.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (" EITF") issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity". SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Use of estimates
----------------

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

Inventories
-----------

Inventories are stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment
----------------------

Property and equipment is recorded at cost and is comprised primarily of computer and office equipment. The Company uses the straight-line method of depreciation. Depreciation is provided based upon useful lives of the respective assets, which generally have lives of three to five years. Maintenance and repairs are charged to expense as incurred.


Revenue recognition
-------------------

Revenue from product sales is recognized upon the later of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment and/or acceptance or before maintenance and/or service revenues are earned.

Under Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition" (as amended by SOP 98-4 and 98-9), the Company recognizes revenue from software sales when the software has been delivered (delivery is deemed to have occurred upon the later of shipment or final acceptance), if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable, and product returns are reasonably estimable. Maintenance and support fees related to software sales including product upgrade rights (when and if available) committed as part of new product licenses and maintenance resulting from renewed maintenance contracts are deferred and recognized ratably over the contract period. Professional service revenue is recognized when services are performed. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of such elements. The determination of fair value is based on vendor specific objective evidence. If such evidence of fair value for each element (or the aggregate of the undelivered elements as allowed by SOP 98-9) does not exist, all revenue from the arrangement is deferred until such time that, for applicable elements of the arrangement, evidence of fair value does exist or until such elements are delivered

Stock based compensation
------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had negative working capital of $6,766,350 compared to negative working capital of $8,906,646 as of December 31, 2001. The decrease in negative working capital is related primarily to reversing accrued liabilities of $4,300,000 on the Breece Hill division, settlements on debt for the Singlepoint Systems division, and closing the location in California for the Lavenir division offset by accrued dividends of $1,852,479 and accrued penalties of $2,640,735 which we recognized when we defaulted on the preferred stock modification agreement.

We have no material commitments for capital expenditures. Other than cash generated from our operations, we have no external sources of liquidity. Our future operations and growth are dependent on our ability to raise capital for expansion, seek additional revenue sources, and to seek additional opportunities.

Net cash provided by operating activities for the year ended December 31, 2002 was $55,406 compared to net cash of $18,415 used in such activities during the year ended December 31, 2001. The major adjustments to reconcile the 2002 loss from continuing operations of $425,271 to the net cash provided by operating activities were the net change in net liabilities from discontinued operations of $(4,718,158) and a decrease in net liabilities of approximately $(1,740,000) offset by a change in management estimate of $4,300,000, forgiveness of debt of $490,000, issued equity instruments for services of $63,171, a decrease in net assets of approximately $1,210,000 and depreciation expense of $44,837.

Cash used by investing activities for the year ended December 31, 2002 was $18,167 from the purchase of property and equipment. Cash used by investing activities during the year ended December 31, 2001 was $34,365 and reflects purchases of property and equipment.

Net cash used in financing activities for the year ended December 31, 2002 was $104,439. This reflects repayment of a loan from an officer.

The environment in the past 24 months has been extremely difficult in the IT sales area. New sales of the VCC product for the Company have not met expectations. With the working capital slowly deteriorating, the Company is concerned with its ongoing operations. Additional financing has not been possible with the Company's obligation to its preferred shareholders. The Company entered into a modification agreement with the preferred shareholders on March 18, 2002 locking up all conversions by the preferred for a twelve month period. Expiration of this agreement reinstates the preferred full conversion rights and penalties and interest going back to the original contract dates. With this overhang of the preferred obligations, the Company sees some very difficult times ahead. We can provide no assurance as to our future profitability, access to capital markets, the completion of our projected asset and business sales, or successful re-negotiation of preferred debt.

RECENT DEVELOPMENTS

      DEFAULT ON MODIFICATION AGREEMENT WITH PREFERRED HOLDERS. Effective March 18, 2002, the Company entered into a modification agreement and release (the "Modification Agreement") with the holders (the "Series D-G Holders") of its Series D, E, F and G convertible preferred stock (collectively, the "Series D-G Preferred Stock"), under which the preferred holders conditionally agreed to modify certain terms of the Preferred Documents relating to the Preferred Stock

      The provisions with respect to amendment of the Preferred Documents and all waivers of defaults and penalties are conditional upon the Company's compliance with the terms of the Modification Agreement and the Preferred Documents as modified by the Modification Agreement. This Agreement is null and void if the Company defaults under any of the terms and conditions of the Modification Agreement or of the Preferred Documents as modified by the Modification Agreement.

      As of March 2003, the Company is in default of this agreement. Accordingly dividends of approximately $1,420,000 and penalties of approximately $2,641,000 through December 31, 2002 have been recorded.

ITEM 7. FINANCIAL STATEMENTS

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended December 31, 2002 and 2001






                                    CONTENTS



   Report of Independent Auditors..........................................F-1

   Consolidated Financial Statements:

      Consolidated Balance Sheet...........................................F-2

      Consolidated Statements of Operations................................F-3

      Consolidated Statement of Changes in Stockholders' Deficit...........F-4

      Consolidated Statements of Cash Flows................................F-5

   Notes to Consolidated Financial Statements.........................F-6 - F-24

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Global Maintech Corporation
Bloomington, MN

We have audited the accompanying consolidated balance sheet of Global Maintech Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Maintech Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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




                                                    Sherb & Co., LLP
                                                    Certified Public Accountants
March 27, 2003
New York, New York

            GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET
                          December 31, 2002



                               ASSETS

CURRENT ASSETS:
 Cash                                                      $     5,700
 Accounts receivable                                           126,709
 Inventories                                                    32,625
                                                             ----------
    Total current assets                                       165,034
                                                             ----------

Property and equipment, net                                     22,188
Intangibles assets, net                                          2,113
                                                             ----------
      Total assets                                         $   189,335
                                                             ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                          $    26,000
 Accrued liabilities, compensation
  and payroll taxes                                             60,852
 Accrued expenses                                              908,370
 Accrued dividends                                           1,852,479
 Accrued penalties                                           2,640,735
 Deferred revenue                                              375,219
 Net liabilities of discontinued operation                   1,067,729
                                                             ----------
    Total current liabilities                                6,931,384

STOCKHOLDERS' DEFICIT:
 Voting, convertible preferred stock
  - Series A, no par value; 887,980 shares
  authorized; 63,956 shares issued and outstanding;
  total liquidation preference of outstanding
  shares-$32,586                                                30,012
 Voting, convertible preferred stock
  - Series B, no par value; 123,077 shares
  authorized; 51,023 shares issued and outstanding
  total liquidation preference of outstanding
  shares-$1,678,040                                          1,658,270
 Convertible preferred stock - Series D,
  no par value; 2,775 shares authorized;
  1,563 shares issued and outstanding
  total liquidation preference of outstanding
  shares-$1,563,000                                          1,080,252
 Convertible preferred stock - Series E,
  no par value; 2,675 shares authorized; 1,702
  shares issued and outstanding total liquidation
  preference of outstanding-$1,702,000                       1,352,775
 Convertible preferred stock - Series F,
  no par value; 2,000 shares authorized; 2,000
  shares issued and outstanding total liquidation
  preference of outstanding-$2,000,000                       1,373,475
 Convertible preferred stock - Series G,
  no par value; 1,000 shares authorized; 600
  shares issued and outstanding total liquidation
  preference of outstanding shares-$600,000                    562,500
 Common stock, no par value; 18,500,000 shares
  authorized; 10,509,655 shares issued and outstanding            -
 Additional paid-in-capital                                 37,339,920
 Accumulated deficit                                       (50,139,253)
                                                            ----------
    Total stockholders' deficit                             (6,742,049)
                                                            ----------
      Total liabilities and stockholders' deficit          $   189,335
                                                            ==========


          See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Years Ended December 31,
                                                        ------------------------
                                                         2002              2001
                                                        ----------  ------------
Net sales                                              $ 1,984,745  $ 4,133,780

Cost of sales                                              398,234      631,746
                                                        ----------   ----------
Gross profit                                             1,586,511    3,502,034
                                                        ----------   ----------

Operating expenses:
 Payroll and related benefits                            1,422,073    2,702,355
 Other selling, general and administrative                 591,657    1,055,366
                                                        ----------   ----------
Total operating expenses                                 2,013,730    3,757,721
                                                        ----------   ----------
Loss from operations                                      (427,219)    (255,687)
                                                        ----------   ----------
Other income (expense):
 Interest and penalty expense                               (7,443)     (15,742)
 Interest income                                              -             132
 Other                                                   4,799,391         -
                                                        ----------   ----------
Total other income (expense), net                        4,791,948      (15,610)
                                                        ----------   ----------
Income (loss) from continuing operations                 4,364,729     (271,297)

Discontinued operations:
 Gain on disposal of discontinued
  operations; net of tax                                   789,544      975,798
                                                        ----------   ----------
Net income                                               5,154,273      704,501

Accrual of cumulative dividends on preferred stock        (535,371)    (607,929)
                                                        ----------   ----------
Net income (loss) attributable to common stockholders  $ 4,618,902  $    96,572
                                                        ==========   ==========

Basic and diluted loss per common share:
  Income (loss) from continuing operations             $      0.36  $     (0.09)
  Income (loss) from discontinued operations                  0.08         0.10
                                                        ----------   ----------

  Net income (loss) per common share                   $      0.44  $      0.01
                                                        ==========   ==========

Shares used in calculations:
  Basic and diluted                                     10,451,113   10,052,155
                                                        ==========   ==========



          See accompanying notes to consolidated financial statements.
                                       F-3

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                           Preferred         Preferred          Preferred           Preferred         Preferred
                           Stock  A           Stock B            Stock D             Stock E            Stock F
                         Shares   Amount   Shares   Amount    Shares   Amount    Shares  Amount     Shares  Amount
                         -------------------------------------------------------------------------------------------
Balance at
 December 31, 2000       63,956  $30,012  51,023 $1,658,270   1,563  $1,080,252  1,702  $1,352,775  2,000 $1,373,475

Net income                 -        -       -          -       -           -      -           -      -          -

Accrual of dividends on
 preferred stock           -        -       -          -       -           -      -           -      -          -
                         -------------------------------------------------------------------------------------------
Balance at
 December 31, 2001       63,956   30,012  51,023  1,658,270   1,563   1,080,252  1,702   1,352,775  2,000  1,373,475

Common stock issued for
 acquisition               -        -       -          -       -           -      -           -      -          -

Comon stock issued for
 services                  -        -       -          -       -           -      -           -      -          -

Common stock issued for
 options exercised         -        -       -          -       -           -      -           -      -          -

Net income                 -        -       -          -       -           -      -           -      -          -

Accrual of dividends on
 preferred stock           -        -       -          -       -           -      -           -      -          -

Accrual of penalties on
 preferred stock           -        -       -          -       -           -      -           -      -          -

Forgiveness of dividends
 on preferred stock        -        -       -          -       -           -      -           -      -          -
                         -------------------------------------------------------------------------------------------
Balance at
 December 31, 2002       63,956  $30,012  51,023 $1,658,270   1,563  $1,080,252  1,702 $1,352,775   2,000 $1,373,475
                         ===========================================================================================

                                                              Additional
                           Preferred            Common          Paid-
                            Stock G             Stock            in            Accumulated
                         Shares   Amount   Shares     Amount   Capital           Deficit        Total
Balance at               ---------------------------------------------------------------------------------
 December 31, 2000         600  $562,500  10,052,155   $ -   $ 40,595,613     $ (55,566,108)  $(8,913,211)

Net income                -         -           -        -           -              704,501       704,501

Accrual of dividends on
 preferred stock          -         -           -        -           -             (607,929)     (607,929)
                         ---------------------------------------------------------------------------------
Balance at
 December 31, 2001         600   562,500  10,052,155     -     40,595,613       (55,469,536)   (8,816,639)

Common stock issued for
 acquisition              -         -        350,000     -         33,250              -           33,250

Comon stock issued for
 services                 -         -        100,000     -         62,000              -           62,000

Common stock issued for   -         -          7,500     -          1,171              -            1,171
 options exercised

Net income                -         -           -        -           -            5,154,273     5,154,273

Accrual of dividends on
 preferred stock          -         -           -        -       (711,379)             -         (711,379)

Accrual of penalties on
 preferred stock          -         -           -        -     (2,640,735)             -       (2,640,735)

Forgiveness of dividends
 on preferred stock       -         -           -        -           -              176,008       176,008
                         ---------------------------------------------------------------------------------
Balance at
 December 31, 2002         600 $ 562,500  10,509,655   $ -   $ 37,339,920     $ (50,139,255)  $(6,742,051)
                         =================================================================================

          See accompanying notes to consolidated financial statements.

             GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                                           2002         2001
Cash flows from operating activities:                   ------------------------

Loss from continuing operations                         $ (425,271)  $ (250,180)
  Adjustments to reconcile net loss from continuing
   operations to net cash used in operating activities:
    Stock, options, and warrants issued for services and
     payment of interest                                    63,171         -
    Extraordinary gain on forgiveness of debt              490,000         -
    Gain from change in management estimate - accrued
     liabilities of discontinued perations               4,300,000         -
    Depreciation and amortization                           44,837      158,668
    Loss on disposal of property and equipment              40,793         -
    Write off of note receivable                              -         164,000
    Changes in operating assets and liabilities:
        Accounts receivable                                583,865     (263,321)
        Inventories                                        554,865     (223,622)
        Prepaid expenses and other                          71,680        7,554
        Accounts payable                                  (417,982)     353,736
        Accrued liabilities, compensation and
         payroll taxes                                  (1,441,831)    (209,163)
        Accrued expenses                                   485,817           30
        Deferred revenue                                  (365,924)     232,110
                                                        -----------    ---------

    Cash provided by (used in) continuing
     operating activities                                3,984,020      (30,188)
                                                        -----------    ---------

Income from discontinued operations                        789,544      975,798
  Adjustments to reconcile income from
      discontinued operations to net cash provided
       by (used in) discontinued activities:
    Net decrease in net liabilities of discontinued
     operations                                         (4,718,158)    (964,025)
                                                        -----------    ---------

    Cash provided by (used in) discontinued
     operating activities                               (3,928,614)      11,773

    Cash provided by (used in) operating activities         55,406      (18,415)
                                                        -----------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                       (18,167)     (34,365)
                                                        -----------    ---------

   Cash used by investing activities                       (18,167)     (34,365)
                                                        -----------    ---------

Cash flows from financing activities:
 Proceeds from long-term debt                                 -          95,000
 Payments of long-term debt                               (104,439)      (5,072)
                                                        -----------    ---------

     Cash provided by financing activities                (104,439)      89,928
                                                        -----------    ---------

     Net increase (decrease) in cash                       (67,200)      37,148

     Cash and cash equivalents at beginning
      of period                                             72,900       35,752
                                                        -----------    ---------

     Cash and cash equivalents at end of period         $    5,700   $   72,900
                                                        ===========    =========

Supplemental disclosure of cash flow information:
 Cash paid for:            Interest                     $     -      $     -
                                                        ===========    =========
                                  Income taxes          $     -      $     -
                                                        ===========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock in connection
     with acquisition                                    $  33,250   $     -
                                                        ===========    =========
    Accrual of dividends payable                         $ 711,379   $  607,929
                                                        ==========     =========
    Forgiveness of cumulative dividends on
     preferred stock                                     $ 176,008   $     -
                                                        ==========     =========


     See accompanying notes to consolidated financial statements.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Global Maintech Corporation and subsidiaries (the "Company")supply the Virtual Command Center world class systems and services to data centers; manufactures and sells event notification software and provides professional services to help customers implement enterprise management solutions.

Principles of consolidation

The consolidated financial statements include the accounts of Global Maintech Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Recent Pronouncements

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting
SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed under Stock Based Compensation.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.


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

Capitalized software development costs (Continued)

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

Stock Based Compensation

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair values.

Income/Loss per common share

Basic income/loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The net income/loss attributable to common stockholders is determined by increasing net loss by the accrual of dividends on preferred stock for the respective period and by the value of any embedded beneficial conversion feature present in issuances of preferred stock attributable to the respective period.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

Income/Loss per common share (Continued)

Diluted income/loss per common share is computed by dividing the net income/loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities. For the Company, potentially dilutive securities include (a) "in-the-money" stock options and warrants, (b) the amount of weighted average common shares which would be added by the conversion of outstanding convertible preferred stock and convertible debt, (c) the number of weighted average common shares which would be added upon the satisfaction of certain conditions with respect to arrangements involving contingently issuable shares, and (d) the number of weighted average common shares that may be issued subject to contractual arrangements entered into by the Company that may be settled in common stock or in cash at the election of either the Company or the holder.

During 2002 and 2001, potentially dilutive shares were excluded from the diluted income/loss per common share computation as their effect was antidilutive.

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

Reclassifications

Certain amounts previously reported in 2001 have been reclassified to conform to the 2002 presentation.

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

Accounts Receivable

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. At December 31, 2002 no accounts receivable were considered past due or delinquent so an allowance for doubtful accounts was deemed unnecessary.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. During the year ended December 31, 2002 and 2001, the Company incurred a net loss from operations of $425,271 and $271,297, respectively. At December 31, 2002, the Company had a working capital deficit of $3,923,248 and a stockholders' deficit of $3,898,947.

The Company implemented additional budgetary controls and established performance criteria to monitor expenses and improve financial performance. In addition, the Company negotiated with vendors and settled overdue payables.

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

As a result of the Company approving a formal plan with regards to the disposal of BHT on December 27, 1999, the Company reported BHT's financial position, results of operations and estimated loss on disposal as discontinued operations in 2002 and 2001.

During the year ended December 31, 2000, the Company recorded a gain from discontinued operations related to this subsidiary amounting to approximately $1,000,000. On December 22, 2000, the Company signed a foreclosure agreement with Hambrecht & Quist Guaranty Finance, LLC ("H&QGF"). In summary, the Company transferred all of the assets of BHT to the H&QGF in satisfaction of BHT's obligation to H&QGF in the amount of approximately $5,900,000. Additionally, there have been no claims made against the Company relating to this estimated liability. Accordingly, the Company reversed this estimated liability and recorded an extraordinary gain of $4,300,000 during the year ended December 31, 2002. As of December 31, 2002 and 2001, the Company has liabilities related to this discontinued operation of $ 0 and $4,200,000, respectively.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3 -DISCONTINUED OPERATIONS (Continued)

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

Net gains from discontinued operations related to SSI Ltd. amounted to $216,977.

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

NOTE 3 -DISCONTINUED OPERATIONS (Continued)

Lavenir assets and liabilities (Continued)

In November 1999 the Company renegotiated the $400,000 liability due on January 31, 2000 to a $100,000 amount due on January 31, 2000 in return for 100,000 shares of the Company's common stock to be issued in January 2000. In connection with issuance of the 100,000 shares of common stock in 2000, the Company recorded interest expense amounting to $387,500.

On June 3, 2002, the Company's board of directors determined it necessary to discontinue all the operations of its Lavenir subsidiary due to continuing development problems with its technology and continuing operating losses. For the period ended December 31, 2002, the Company has recorded gains from discontinued operations of $72,012 due to the disposition of this subsidiary. The remaining assets of the Lavenir subsidiary were liquidated. The funds were used to pay its employees for unpaid wages and to partially pay a secured creditor on an outstanding loan.

NOTE 4 -INVENTORY

At December 31, 2002, inventory consists of the following:


    Raw materials                                             $    264,311
    Reserve for obsolete inventory                                (231,686)
                                                               ------------
        Total                                                 $     32,625
                                                               ============

NOTE 5 -CAPITAL ASSETS

At December 31, 2002, the Company's capital assets are comprised of the following:

Property and equipment
   Computers and office equipment                             $    503,946
   Accumulated depreciation                                       (481,758)
                                                               ------------
 Property and equipment, net                                  $     22,188
                                                               ============

Intangible assets
   Patents                                                    $     69,826
   Accumulated amortization                                        (67,713)
                                                               ------------
   Intangible assets, net                                     $      2,113
                                                               ============

NOTE 6 - ACQUISITIONS

Acquisition of Global Watch Product:

On November 20, 2000, the Company purchased the right to its "Global Watch" product. Under the terms of the Global Watch Agreement, the total purchase price of $1,350,000 is comprised of the following:

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6 - ACQUISITIONS (Continued)

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

As of December 31, 2002, the Company has reflected accrued consideration due under this agreement of $883,370, which has been included in accrued liabilities. Additionally, in connection with this agreement, the Company was to pay a minimum licensing fee of $125,000 per year. This fee has been waived by the seller and accordingly the seller has retained a security interest in Global Watch, entitling the seller to regain possession and all rights, title and interest in Global Watch.

NOTE 7 - NOTES PAYABLE

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

As a result of the 1999 transaction with Lavenir (see Note 6), the Company assumed certain equipment loans and notes payable. These loans and notes payable were repaid in full during the period ended December 31, 2002.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - STOCKHOLDERS' DEFICIT

Common Stock Issued

In January 2002, the Company issued 350,000 shares of its common stock in connection with a prior acquisition dated November 20, 2000 for its Global Watch product. The shares were valued at $0.095 per share, the fair market value at the date of issuance.

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

Authorized Shares of Common Stock

On April 5, 2000, the shareholders of the Company approved an increase in the number of authorized shares of common stock to 18,500,000. As of December 31, 2002, the Company does not have enough authorized common shares to cover conversion of all of the outstanding warrants, options and preferred stock.

Preferred Stock

Series B Convertible Preferred Stock issuance: From late August 1998 until December 31, 1998, the Company sold 67,192 units in a private placement of securities. Each unit consisted of one share of Series B Preferred Stock (the "Series B Stock") and one warrant to purchase shares of common stock. The purchase price per unit was $32.50. Each share of Series B Stock entitles the holder thereof to receive an annual dividend equal to 8% of the per share purchase price. Beginning in February 1999, each share of Series B Stock is convertible into that number of shares of common stock equal to the per unit purchase price divided by 80% of the average closing bid price of the common stock for the 20 consecutive trading days prior to the conversion date, subject to certain adjustments; provided, however, that such average price may not be greater than $12.50 nor less than $3.75. The beneficial conversion feature present in the issuance of the Series B Stock as determined on the date of issuance of the Series B Stock totaled $562,392 and was treated as a reduction in earnings available (increase in loss attributable) to common stockholders over the period from the date of issuance of the Series B Stock to the earliest date such shares may be converted. All outstanding shares of Series B Preferred Stock will be automatically converted into common stock on September 23, 2001. As of December 31, 2002, no conversion had occurred.

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

The Company issued 25 shares of Series E Stock to the placement agent in return for capital raising services and incurred approximately $292,000 in other capital raising cost with respect to this private offering. (See below regarding the Modification Agreement signed by Preferred Shareholders).

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

The value of this additional conversion benefit of $311,510 was treated as a reduction in earnings available (increase in loss attributable) to common stockholders in the first quarter of 2000.

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series F Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series F Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series F stockholders have waived all penalties related to the non-registration of these shares. (See below regarding the Modification Agreement signed by Preferred Shareholders.)

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

The Company agreed to use its best efforts to file a registration statement with regard to sales of the shares of common stock underlying the Series G Stock and the warrants and to pay a penalty if such registration statement is not effective by the 120th day after issuance of the Series G Stock. This penalty is equal to 2% of the purchase price of the Series F Stock for the first 30-day period following such 120-day period and 3% of such purchase price for every 30-day period thereafter until the registration statement has been declared effective. As of the date of this report, the Company had not registered these shares. As of December 31, 2000, the Series G stockholders have waived all penalties related to the non-registration of these shares. (See below regarding the Modification Agreement signed by Preferred Shareholders).

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

6) The Company has the right to exercise its redemption rights at a price per preferred share equal to (i) 110%, multiplied by (ii) the stated value plus accrued dividends through June 15, 2001. Redemptions shall occur pro rata among the different classes of preferred shares and pro rata among different holders of the same class of preferred shares. Except for the price adjustment provided for in the Agreement, the terms and conditions of any redemption shall otherwise be subject to each of the terms and conditions contained in the Preferred Documents

Currently, the Company is default of this Modification Agreement. Accordingly dividends of approximately $1,420,000 and penalties of approximately $2,641,000 through December 31, 2002 have been recorded.

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

Common stock warrants: During 2000, the Company issued warrants to purchase 162,000 shares of its common stock for $1.62-$11.00 per share in connection with the issuance of preferred series D, F and G. The following table summarizes the Company's warrants outstanding at December 31, 2002.

              Range of                            Weighted average
            exercise price          Number         exercise price
            ---------------        ---------      -----------------

            $     1.80-4.00           68,279           $2.09
                  5.40-8.30        1,219,696            7.24
                 9.00-13.00          256,336           10.44
                16.25-20.63          595,268           18.38
                                   ---------      -----------------

                                   2,139,579       $   10.55
                                  ===========     ==================

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

During 2001, the Company granted options to purchase 892,500 shares of common stock to certain employees of the Company. The options are exercisable at per share prices ranging from $.16 to $.80 per share, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

During January 2002, the Company granted options to purchase 265,000 shares of common stock to certain of its employees. The options are exercisable at per share prices ranging from $.15 to $.62, which was the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. These options vest 50% one year from the date of grant and 50% two years from the date of grant.

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

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

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

                                                 Years Ended December 31,
                                                 2002               2001
                                              -------             ------

     Expected dividend yield                      0%                 0%
     Risk-free interest rate                   4.25%               5.0%
     Annualized volatility                       97%               150%
     Expected life, in years                      5                  5

Stock option activity for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                   Number of    Weighted average
                                                    shares       exercise price
                                                   ----------   ----------------

          Outstanding at December 31, 2000         2,466,150          0.82

              Granted                                892,500          0.35
              Exercised                                (-)            0.00
              Canceled                               (16,000)         2.50
                                                   ----------   ----------------

          Outstanding at December 31, 2001         3,342,650          0.45

              Granted                                265,000          0.54
              Exercised                             (115,000)         0.56
              Canceled                                  -              -
                                                   ---------    ----------------

             Outstanding at December 31, 2002      3,492,650          0.43
                                                   =========    ================

                  GLOBAL MAINTECH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - STOCKHOLDERS' DEFICIT (Continued)

The following table summarizes the Company's stock options outstanding at December 31, 2002:

                        Options outstanding              Options exercisable
                  ---------------------------------   -------------------------
                             Weighted   Weighted                     Weighted
                              average   average                      average
    Range of                 remaining  exercise                     exercise
 exercise price    Number      life       price          Number        price
----------------  ---------  ---------  --------       ----------    --------

$   0.16-0.80     3,393,500    4.00      $ 0.20         2,901,250     $  0.51
    6.25-7.50        64,150    3.00        7.40            64,150        7.40
   7.65-10.00        35,000    2.00        9.55            35,000        9.55
                  ---------                            ----------

                  3,492,650                             3,000,400
                  =========                            ==========


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


                                                   Years Ended December 31,
                                                     2002              2001
                                                ---------------  ---------------

    Net Income:
     As reported                                $    4,653,718     $   704,501
     Pro forma                                       4,593,718         704,501

    Diluted income (loss) per common share:
     As reported                                $          .45     $       .01
     Pro forma                                             .44             .01

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

For the years ended December 31, 2002 and 2001, there was no income tax provision.

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
                                         ================     ================

NOTE 10 - OPERATING LEASES

The Company has one month-to-month operating lease for office space. The rental payments under this lease are charged to expense as incurred. This lease provides that the Company pay taxes, maintenance, insurance, and other operating expenses applicable to the lease. Lease expense in 2002 for the Bloomington, Minnesota headquarters office was $32,280 for the years ended December 31, 2002 and 2001, respectively.

NOTE 11 - LITIGATION

The Company was named as a defendant is various lawsuits due to non-payment of vendor invoices. The Company is currently trying to negotiate settlements with these vendors.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

The Company had a change in registrant's certifying accountant filed as an 8-K, on September 13, 2002 and incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

      The directors, executive officers and significant employees of the Company are as follows:

        NAME                       AGE               POSITION
-------------------------          ---       -----------------------------------
Wild Cat Management, Inc.,                   Chief Executive Officer,
  through Dale Ragan (1)           58        Chairman of the Board, and Director
William A. Erhart                  51        Director
Sue Korsgarden                     42        Chief Accounting Officer
--------------------------

(1) Mr. Ragan serves pursuant to an agreement between the Company and Wild Cat Management, Inc., of which Mr. Ragan is President. The agreement provided that Mr. Ragan will act as the Company's Chief Executive Officer for a period of one year; this term expired in January of 2002, and as Chairman of the Board of Directors of the Company for a period of two years; this term expired in January of 2003. Negotiations for continuance of services remain an open issue.

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

      Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this annual report on Form 10-KSB any failure to file such reports on a timely basis. Based solely on its review of the copies of such reports received by it or by written representations from certain reporting persons, the Company believes that no Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

          The following table provides the cash compensation awarded to or earned by the Chief Executive Officer of the Company. No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                          -------------------------
           Name and Principal Position       Year      Salary ($)
           ---------------------------       ----      ----------
           Wild Cat Management, Inc.,        2002         -0-
           through Dale Ragan                2001          $1 (2)
           Chief Executive Officer (1)       2000          -0-
           --------------------------------------

(1) Dale Ragan became the Company's Chief Executive Officer in January 2001 pursuant to an employment agreement dated December 20, 2000 between the Company and Wild Cat Management Inc. (Wild Cat), of which Mr. Ragan is President, under which Wild Cat agreed to provide the Company with the services of a chief executive officer. Pursuant to the employment agreement, all compensation for Mr. Ragan's services was paid to Wild Cat. See "Employment Agreements," below.

(2) The agreement provided that Mr. Ragan would act as the Company's Chief Executive Officer for a period of one year, and as Chairman of the Board of Directors of the Company for a period of two years. Both terms have expired but Mr. Ragan continues to act in both capacities.

       The agreement provided for a salary of $1 over the term of the agreement, and provided that Wild Cat would receive, in lieu of salary and as compensation for services rendered since approximately November 1, 2000 and continuing into the future, stock options to purchase common stock at $0.16 per share, in the amount of 500,000 options upon signing, 750,000 on June 20, 2001, and 750,000 options on December 20, 2001. All options are five-year options. The agreement is discussed further in "Employment Agreements" and "Item 12. Certain Relationships and Related Transactions," below.

STOCK OPTIONS

      The Company made no individual grants of stock options to any person named in the "Summary Compensation Table" above in the year ended December 31, 2002, and no stock appreciation rights were granted or exercised during that period.

   AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2002 AND YEAR END OPTION VALUES

      There were no stock option exercises in fiscal year 2002 by any person listed in the "Summary Compensation Table" above. The following table summarizes the value of the options held as of December 31, 2002 by the individual listed in the Summary Compensation Table, above.


                           Value of
                           Shares                  Unexercised    Unexercised
                          Acquired                 Options at     In-the-Money
                             on        Value        December       Options at
                          Exercise     Realized     31, 2002      December 31,
         Name                (#)          ($)          (#)          2002 ($)
-----------------------   --------     --------    -----------  ------------
Wild Cat Management           -            -        2,000,000      $40,000 (1)
  /Dale Ragan
-------------------

(1) The strike price of the options is $0.16 per share. The value of $40,000 assumes a fair market value per share of the Company's common stock of $0.18, the closing price as reported by OTCBB on December 31, 2002.

EMPLOYMENT AGREEMENTS

      On November 8, 2000, the Company's Board of Directors approved the engagement of Wild Cat Management, Inc. ("Wild Cat") to advise the Board. On December 20, 2000, the Company entered into a Stock Option Agreement (the "Agreement") with Wild Cat wherein Wild Cat agreed to provide services to fulfill the functions of CEO and/or Chairman of the Board until the earlier of two years following the date of the Agreement or a change in control of the Company (as defined in the Agreement). In January 2001, the Board appointed Wild Cat to act, through its president Dale Ragan, as Chief Executive Officer of the Company. Wild Cat received $1 salary over the term of the Agreement. Additionally, as compensation for services rendered since approximately November 1, 2000 and continuing into the future, Wild Cat was granted an option to purchase 2,000,000 shares of common stock at $0.16 per share, vesting as follows: 500,000 upon signing, 750,000 on June 20, 2001, and 750,000 on December 20, 2001. All options are five-year options. The Agreement does not confer upon Wild Cat any right with respect to continued employment, nor does it interfere in any way with the right of the Company to terminate such employment at any time. Such agreement has expired.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The tables below set forth information regarding the beneficial ownership of the Company's capital stock, as of March 25, 2003, by (1) each person known to the Company to be the beneficial owner of 5% or more of any class of the Company's voting securities, (2) each of the Company's directors, (3) each of the Company's named executive officers and (4) the directors and executive officers of the Company as a group.

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

      The following table provides information about the beneficial ownership of the Company's common stock as of March 25, 2003 by each director, each executive named in the Summary Compensation Table above, and by all directors and all executive officers as a group. The amounts set forth in the column entitled "Number of Shares Beneficially Owned" include shares set forth in the column entitled "Number of Shares Beneficially owned as a Result of Options Exercisable Within 60 Days of March 25, 2003."

                                                             Number of Shares
                                                          Beneficially Owned as
                           Number of     Percentage of     a Result of Options
                            Shares          Shares        Exercisable Within 60
Name and Address of       Beneficially   Beneficially            Days of
Beneficial Owner (1)       Owned (2)       Owned(3)           March 25, 2003
------------------------  ------------   --------------   ---------------------
Wild Cat Management Inc.    2,000,000         16.1              2,000,000
William Erhart                125,000          1.2                125,000
All executive officers
and directors as a
group (3 persons)           2,125,000         17.0              2,125,000
-----------------

(1) Unless otherwise indicated, the address of each of the above is c/o 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420. (2) The number of shares of the Company's no par value common stock outstanding as of March 25, 2003 was 10,509,655. (3) Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days of March 25, 2003 are treated as outstanding only when determining the amount and percent owned by such individual or group.

      The following table provides information about the beneficial ownership of the Company's common stock as of March 25, 2003 by each shareholder known to the Company to own beneficially more than 5% of any class of the Company's voting securities.

                         Convertible Preferred Stock        Common Stock
                         ---------------------------  --------------------------
                                  Number  Percentage              Percentage of
Name and Address of                 of    of Shares   Number of     Shares of
Beneficial Owner (1)      Series  Shares  of Series     Shares   Common Stock(2)
- ----------------------  ------  ------  ----------  ---------  ---------------
Donald Fraser ..........     A    26,670      41.7       26,670        (3)
James Lehr .............     A    10,670      16.7       10,670        (3)
Donald Hagen ...........     A     5,335       8.3        5,335        (3)
Henry Mlekoday .........     A     6,670      10.4        6,670        (3)
Douglas Swanson ........     A     6,670      10.4        6,670        (3)
Aaron Boxer Rev Trust
  u/a dtd 8/1/89 .......     B     3,446       6.8      311,097        (3)
Industricorp & Co. .....
  FBO 1561000091 .......     B     5,000       9.8      451,389        (3)
John O. Hanson .........     B     6,150      12.1      555,208        5.02%
Crow 1999 CRUT .........     B     3,385       6.6      305,590        (3)
Amro International
  S.A. Ultra Finance (4)     D       200      12.8    2,051,282      16.33%
Esquire Trade &
  Finance Inc. .........     D       444      28.4    4,553,846      30.23%
Austinvest Anstalt
  Balzers ..............     D       444      28.4    4,553,846      30.23%
Garros Ltd. ............     D       350      22.4    3,589,744      25.46%
Intercoastal
  Financial Corp. ......     D       125       8.0    1,282,051      10.87%
Greenfield Capital
Partners ...............     E       100       5.9    1,025,641       8.89%
Nash, LLC ..............     E     1,557      91.5   15,969,231      60.31%
                             G       600     100.0    6,153,846      36.93%
RBB Bank
  Aktiengeselischaft ...     F     2,000     100.0   20,512,821      66.12%
  ------------
(1) Unless otherwise indicated, the address of each of the above is c/o 7836 Second Avenue South, Suite 1, Bloomington, Minnesota 55420.

(2) Percent of class calculation is based on 10,509,655 shares of Common Stock outstanding as of March 25, 2003. UPDATE

(3) Less than 5%

(4) The address of Amro International S.A. Ultra Finance is Grossmuenster Platz #6, Zurich CHB022, Switzerland.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company signed an employment agreement with Wild Cat under which Wild Cat provided the services of a chief executive officer and president and has been granted, as compensation for such services and for other services rendered an option to purchase a total of 2,000,000 shares of the Company's common stock at a strike price of $0.16 per share. Wild Cat provided these services through its president, Dale Ragan, who is a director of the Company. Dale Ragan, through Wild Cat continues to serve beyond the time frame of this agreement and negotiations for compensation continue to be an open issue.

      William A. Erhart, a director of the Company, is a member of the law firm of Erhart & Associates, L.L.C., and the Company's corporate legal counsel.

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

4.5 Form of Certificate of the Company's Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form SB-2 filed with the SEC on February 17, 1999 (File No. 333-2513)).

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

4.14 Modification Agreement and Release, dated March 18, 2002, by and among Nash, LLC, Greenfield Capital Partners, LLC, RBB Bank Aktiengeselischaft, Amro International, S.A., Austinvest Anstall Balzers, Esquire Trade & Finance, Inc., Garros, Ltd., Intercoastal Financial Services Corp. and the Company (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10.1 Global MAINTECH Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

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

10.5 Separation Agreement and General Release, dated August 4, 2000, by and between the Company and James Geiser (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the SEC on March 3, 2000 (File No. 333-31736).

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

10.9 Agreement for the Purchase and Sale of Global Watch dated as of November 20, 2000, by and between the Company and Dabew, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001)

10.10 Global MAINTECH Corporation 2002 Stock Option (incorporated by reference to Exhibit 4 to the Company's Form S-8 filed April 25, 2002)

99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

99.2 Certification by Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(b)  Reports on Form 8-K

      Form 8-K filed on September 13, 2002 pursuant to item 8 thereof.

ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Global MAINTECH Corporation


Dated:  May __, 2003     By:       /s/ Dale Ragan
                                       -----------------------------------------
                                       Wild Cat Management, Inc., by Dale Ragan,
                                       Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                       DATE
      ---------                     -----                       ----

/s/ Dale Ragan
--------------------------    Chief Executive Officer,      May __, 2003
Wild Cat Management, Inc.,    Director (principal
by Dale Ragan                 executive officer)


/s/ Sue Korsgarden
--------------------------    Chief Accounting Officer      May __, 2003
Sue Korsgarden                (principal financial
                              officer and principal
                              accounting officer)

/s/ William A. Erhart
--------------------------    Director                      May __, 2003
William A. Erhart

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Global MAINTECH, Corporation on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Dale Ragan, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of Global MAINTECH, Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                                  /s/ Dale Ragan
                                                        ----------------------
                                                 Name:  Dale Ragan
                                                 Title: CEO

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Global MAINTECH, Corporation on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Sue Korsgarden, the Chief Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of Global MAINTECH, Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                                  /s/ Sue Korsgarden
                                                        ------------------
                                                 Name:  Sue Korsgarden
                                                 Title: Chief Accounting Officer